Form 10-Q
period 1995-03-31
ZITEL CORP
filed 1995-05-11
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995

                                or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-12194

                         ZITEL CORPORATION
     (Exact name of Registrant as specified in its charter)



              California                              94-2566313
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

         47211 Bayside Parkway                         94538-6517
         Fremont, California                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (510) 440-9600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----    -----

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1995 was 7,202,252.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1995 (unaudited) and September 30, 1994 ..................  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months Ended
       March 31, 1995 and 1994 ............................................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 1995 and 1994 ............................................  5

     Notes to Condensed Consolidated
       Financial Statements ...............................................  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations ...............................................  8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income (Loss)
      per Common and Common Equivalent Share .............................. 11

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K ............................... 12

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                           ($000's)

                                                       March 31,   September 30,
                                                          1995          1994
                                                        --------       --------
ASSETS
Current assets:
  Cash and cash equivalents .....................       $  5,486       $  1,010
  Accounts receivable, net ......................          5,780          3,785
  Inventories ...................................          3,672          4,988
  Deferred and refundable taxes .................          4,682            244
  Other current assets ..........................            972            836
                                                        --------       --------
    Total current assets ........................         20,592         10,863

Fixed assets, net ...............................          1,140          1,616
Other assets, net ...............................          1,575          1,199
                                                        --------       --------
  Total assets ..................................       $ 23,307       $ 13,678
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............       $     47       $     77
  Accounts payable ..............................            627          2,023
  Accrued liabilities ...........................          1,358          1,561
                                                        --------       --------
    Total current liabilities ...................          2,032          3,661

Long-term debt ..................................              4             13
                                                        --------       --------
  Total liabilities .............................          2,036          3,674

Shareholders' equity:
  Common stock ..................................         19,539         15,489
  Retained earnings (deficit) ...................          1,732         (5,485)
                                                        --------       --------
  Total shareholders' equity ....................         21,271         10,004
                                                        --------       --------
  Total liabilities and
    shareholders' equity ........................       $ 23,307       $ 13,678
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)


                                    Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                   --------------------    --------------------
                                      1995        1994        1995       1994
                                   --------    --------    --------    --------
Net sales ......................   $  1,259    $  2,279    $  3,969    $  6,393
Royalty revenue ................      4,592           0       8,737           0
                                   --------    --------    --------    --------
  Total revenue ................      5,851       2,279      12,706       6,393
Cost of goods sold .............      1,223       2,349       3,436       5,669
Research and development
  expenses .....................      1,595       1,640       2,992       3,136
Selling, general &
  administrative expenses ......      1,883       1,677       3,574       3,296
                                   --------    --------    --------    --------
  Operating income (loss) ......      1,150      (3,387)      2,704      (5,708)

Interest and other expense .....         62         123          98         287
Interest and other income,
  net ..........................        (89)       (118)       (141)       (212)
                                   --------    --------    --------    --------
  Income (loss) before
    income taxes ...............      1,177      (3,392)      2,747      (5,783)
Provision (benefit) for
  income taxes .................     (4,564)          0      (4,470)          0
                                   --------    --------    --------    --------
  Net income (loss) ............   $  5,741    $ (3,392)   $  7,217    $ (5,783)
                                   ========    ========    ========    ========

Net income (loss)
  per share ....................   $    .74    $   (.54)   $    .97    $   (.92)
                                   ========    ========    ========    ========

Number of shares used
in per
  share calculations ...........      7,763       6,304       7,476       6,284
                                   ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)


                                                              (UNAUDITED)
                                                           Six Months Ended
                                                                March 31,
                                                            1995         1994
                                                         --------      --------
Cash flows provided by
  operating activities:
    Net income (loss) ..............................     $  7,217      $ (5,783)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation and amortization ................          789         1,246
      Provision for doubtful accounts ..............          259           102
      Provision for inventory allowances ...........           89           310
      Decrease (increase) in
        accounts receivable ........................       (2,254)          814
      Decrease in inventories ......................        1,227         2,764
      Decrease (increase) in deferred and
        refundable taxes ...........................       (4,438)        1,422
      Increase in other current assets .............         (136)         (484)
      Decrease in accounts payable .................       (1,396)          (93)
      Decrease in accrued liabilities ..............         (203)         (125)
      Decrease in other liabilities ................            0           (45)
                                                         --------      --------
  Net cash provided by operating activities ........        1,154           128
                                                         --------      --------
Cash flows used in investing activities:
  Purchase of fixed assets .........................         (282)         (244)
  Purchase of other assets .........................         (407)          (27)
                                                         --------      --------
  Net cash used in investing activities ............         (689)         (271)
                                                         --------      --------
Cash flows provided by financing activities:
    Issuance of common stock .......................        4,050           226
    Proceeds from borrowings .......................        3,658             0
    Repayments of borrowings .......................       (3,697)         (186)
                                                         --------      --------
  Net cash provided by financing activities ........        4,011            40
                                                         --------      --------
  Net increase (decrease) in cash ..................        4,476          (103)
Cash, beginning of period ..........................        1,010         3,394
                                                         --------      --------
Cash, end of period ................................     $  5,486      $  3,291
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)



1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

2.  Inventories:

                                March 31,     September 30,
                                  1995            1994
                                ---------     -------------

     Raw materials               $  776          $2,074

     Work in process                672             751

     Finished goods               2,224           2,163
                                 ------          ------
                                 $3,672          $4,988
                                 ======          ======

3. Effective November 23, 1994, the Company negotiated a $3 million accounts receivable line of credit. The line is based on 80% of eligible receivables. The line of credit is collateralized by accounts receivable, inventory, equipment, and tangible assets. Interest is at prime plus 3 percentage points (12% at March 31, 1995) and is payable monthly. Repayments on the borrowings against the line are paid back as the Company receives proceeds from customer accounts. The line of credit expires on September 30, 1995. At March 31, 1995, the Company had no borrowings against the line.

4. During the first quarter ended December 31, 1994, the Company issued 450,000 shares of common stock in a private placement. Net proceeds from this transaction were $2,933,000.

5.  Revenue recognition:

    Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

6. Income  (loss) per share  amounts are  computed  using the  weighted  average
number  of  common  and  common  equivalent   (dilutive  stock  options)  shares
outstanding during each period presented, when dilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company recorded net income of $5,741,000 ($0.74 per share) for the quarter ended March 31, 1995 versus a net loss of $3,392,000 ($0.54 per share) for the same quarter of the prior year. For the six-months ended March 31, 1995, the Company recorded net income of $7,217,000 ($0.97 per share) versus a net loss of $5,783,000 ($0.92 per share) for the same period a year earlier.

Total revenue for the quarter ended March 31, 1995 was $5,851,000 versus $2,279,000 for the same period a year earlier. Revenue for the current quarter included $4,592,000 in royalty revenue from the IBM RAMAC product. Net sales for the quarter ended March 31, 1995 were $1,259,000 versus $2,279,000 for the same quarter of the prior year. For the six-months ended March 31, 1995, total revenue was $12,706,000 versus $6,393,000 for the same period of the prior year. Revenue for the six-month period included royalty revenue of $8,737,000. Net sales for the six months ended March 31, 1995 were $3,969,000 versus $6,393,000 for the same period of the prior year. The majority of the sales generated in the current quarter and six-month period were to users of Unisys Corporation computer equipment and OEM customers. A new product family, CASD-II, was recently announced for the Unisys market with production shipments to customers expected to begin in the late September 1995 quarter. Initial interest in this new product family has been positive, but there is no assurance that the new products can be successfully marketed at satisfactory margins.

The Company is continuing discussions with several companies regarding licensing or joint development to exploit certain of the Company's technologies. Though discussions have been positive, there is no assurance that there will be a successful conclusion to any of these discussions.

Gross margin as a percent of net sales was 3% for the quarter ended March 31, 1995 compared to a negative 3% margin for the same period of the previous year. For the six-month period ended March 31, 1995, gross margin was 13% versus 11% for the same period of the prior year. Gross margins on net sales continue to be low due to the impact of other cost of sales which do not vary directly with sales volume.

Research and development expenses for the quarter ended March 31, 1995 were 27% of total revenue compared to 72% in the prior year. Actual spending decreased $45,000. For the six-month period, research and development was 24% of total revenue versus 49% in the prior year. Actual spending decreased $144,000. Research and development spending is anticipated to be moderately higher for the remainder of the year.

Selling, general and administrative expenses were 32% of total revenue for the current quarter versus 74% in the prior year. Actual spending increased $206,000. For the six-month period, selling, general and administrative expenses were 28% of total revenue versus 52% in the prior year. Actual spending increased $278,000. Spending increases in the two periods were primarily the result of bonus and profit sharing pool accruals.

Year to date, the Company recorded a tax provision of 37.5% of income before income taxes. This provision was offset with the recognition of approximately $5 million of deferred tax assets during the quarter in accordance with S.F.A.S. No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1995, working capital increased $11,358,000 and cash flows provided by operations was $1,154,000. Net income of $7,217,000 and a decrease in inventory of $1,227,000 were the primary items which generated a positive cash flow from operating activities. This was offset by an increase in accounts receivable of $2,254,000, an increase in deferred and refundable taxes of $4,438,000 and a decrease in accounts payable of $1,396,000. Cash in the amount of $689,000 was used to purchase capital equipment and other assets in the current year. Net cash provided by financing activities in the current year was $4,011,000. This included the issuance of 450,000 shares of common stock issued in a private placement which generated $2,933,000. In addition, the Company entered into an agreement for a $3,000,000 accounts receivable line of credit. At March 31, 1995, the Company had no borrowings against the line of credit.

Management believes that the Company will meet its cash requirements from net income, existing working capital and the utilization of the line of credit.





- - --------------------------------------------------------------------------------
Zitel and CASD are registered trademarks of Zitel Corporation.
IBM  and  RAMAC  are  registered  trademarks  of IBM  Corporation.  Unisys  is a registered  trademark of Unisys  Corporation.  All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                  EXHIBIT 11.1


                       ZITEL CORPORATION AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME (LOSS) PER COMMON
                           AND COMMON EQUIVALENT SHARE

                     (In thousands except per share amounts)



                                       Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                     -------------------    -------------------
                                       1995       1994        1995       1994
                                     --------   --------    --------   --------

Weighted average common
 shares outstanding ..............      7,173      6,304       6,916      6,284

Computation of incremental
 outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method ........        590       --           560       --
                                     --------   --------    --------   --------
                                        7,763      6,304       7,476      6,284
                                     ========   ========    ========   ========

Net income (loss) ................   $  5,741   $ (3,392)   $  7,217   $ (5,783)
                                     ========   ========    ========   ========

Net income (loss)
 per share .......................   $    .74   $   (.54)   $    .97   $   (.92)
                                     ========   ========    ========   ========



Primary and fully diluted income (loss) per share differ by less than one cent in all periods presented.

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 10.27, Lease agreement dated February 16, 1995 between the Company and Renco Investment Company.

                Exhibit 27, Financial Data Schedule.

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  May 11, 1995               Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)