Form 10-Q
period 1995-06-30
ZITEL CORP
filed 1995-08-10
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1995

                                or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes __X__     No _____

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1995 was 7,229,098.

                       ZITEL CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                            Page
                                                           Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1995 (unaudited) and September 30, 1994 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months
        Ended June 30, 1995 and 1994 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended
       June 30, 1995 and 1994 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ..............................  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations ..............................  8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income (Loss)
      per Common and Common Equivalent Share ............. 11

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K .............. 12

                       ZITEL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                    ($000's)

                                                       June 30,    September 30,
                                                         1995            1994
     ASSETS
Current assets:
  Cash and cash equivalents .......................    $  8,494        $  1,010
  Accounts receivable, net ........................       6,244           3,785
  Inventories .....................................       2,749           4,988
  Deferred and refundable taxes ...................       4,085             244
  Other current assets ............................       1,006             836
                                                       --------        --------
    Total current assets ..........................      22,578          10,863

Fixed assets, net .................................         965           1,616
Other assets, net .................................       1,469           1,199
                                                       --------        --------
  Total assets ....................................    $ 25,012        $ 13,678
                                                       ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...............    $     29        $     77
  Accounts payable ................................       1,202           2,023
  Accrued liabilities .............................       1,336           1,561
                                                       --------        --------
    Total current liabilities .....................       2,567           3,661

Long-term debt ....................................           3              13
                                                       --------        --------
  Total liabilities ...............................       2,570           3,674

Shareholders' equity:
  Common stock ....................................      19,716          15,489
  Retained earnings (deficit) .....................       2,726          (5,485)
                                                       --------        --------
  Total shareholders' equity ......................      22,442          10,004
                                                       --------        --------
  Total liabilities and
    shareholders' equity ..........................    $ 25,012        $ 13,678
                                                       ========        ========
The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (In thousands except per share data)


                                     Three Months Ended     Nine Months Ended
                                          June 30,               June 30,
                                     ------------------    -------------------
                                      1995        1994        1995       1994
                                     ------      ------      ------     ------

Net sales ......................   $  2,791    $  1,804    $  6,760    $  8,197
Royalty revenue ................      4,209       6,300      12,946       6,300
                                   --------    --------    --------    --------
  Total revenue ................      7,000       8,104      19,706      14,497
Cost of goods sold .............      2,182       1,733       5,618       7,402
Research and development
  expenses .....................      1,384       2,163       4,376       5,299
Selling, general &
  administrative expenses ......      1,921       1,989       5,495       5,285
                                   --------    --------    --------    --------
  Operating income (loss) ......      1,513       2,219       4,217      (3,489)

Interest expense ...............          5          42          56         306
Interest income ................       (120)        (54)       (247)       (134)
Other (income) expense, net ....         39          34          72         (75)
                                   --------    --------    --------    --------
  Income (loss) before
    income taxes ...............      1,589       2,197       4,336      (3,586)
Provision (benefit) for
  income taxes .................        595        --        (3,875)       --
                                   --------    --------    --------    --------
  Net income (loss) ............   $    994    $  2,197    $  8,211    $ (3,586)
                                   ========    ========    ========    ========

Net income (loss)
  per share ....................   $    .13    $    .34    $   1.09    $   (.57)
                                   ========    ========    ========    ========

Number of shares used in per
  share calculations ...........      7,677       6,469       7,543       6,301
                                   ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)
                                                               (UNAUDITED)
                                                            Nine Months Ended
                                                                 June 30,
                                                             1995          1994
                                                            ------       -------
Cash flows provided by
 operating activities:
  Net income (loss) .................................    $  8,211      $ (3,586)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization ...................       1,110         1,742
    Provision for doubtful accounts .................         349           154
    Provision for inventory allowances ..............         297           430
    Decrease (increase) in
      accounts receivable ...........................      (2,808)        1,594
    Decrease in inventories .........................       1,942         2,962
    Decrease (increase) in deferred and
      refundable taxes ..............................      (3,841)        1,420
    Decrease (increase) in other current assets (170)          65
    (Decrease) increase in accounts payable .........        (821)          195
    (Decrease) increase in accrued liabilities ......        (225)          361
    Decrease in other liabilities ...................           0          (113)
    Royalty proceeds utilized to retire debt ........           0        (5,000)
                                                         --------      --------
 Net cash provided by operating activities ..........       4,044           224
                                                         --------      --------
Cash flows used in investing activities:
 Purchase of fixed assets ...........................        (407)         (310)
 Purchase of other assets ...........................        (322)            0
                                                         --------      --------
 Net cash used in investing activities ..............        (729)         (310)
                                                         --------      --------
Cash flows provided by financing activities:
   Issuance of common stock .........................       4,227           354
   Repayments of borrowings .........................         (58)         (203)
                                                         --------      --------
 Net cash provided by financing activities ..........       4,169           151
                                                         --------      --------
 Net increase in cash ...............................       7,484            65
Cash, beginning of period ...........................       1,010         3,394
                                                         --------      --------
Cash, end of period .................................    $  8,494      $  3,459
                                                         ========      ========
The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                  (Amounts in thousands except per share data)



1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

2.  Inventories:

                                           June 30,         September 30,
                                              1995              1994
                                           ---------        -------------

          Raw materials ........            $   632            $ 2,074

          Work in process ......                570                751

          Finished goods .......              1,547              2,163
                                            -------            -------
                                            $ 2,749            $ 4,988
                                            =======            =======

3. Effective November 23, 1994, the Company negotiated a $3 million accounts receivable line of credit. The line is based on 80% of eligible receivables. The line of credit is collateralized by accounts receivable, inventory, equipment, and tangible assets. Interest is at prime plus 3 percentage points

(12% at June 30, 1995) and is payable monthly. Repayments on the borrowings against the line are paid back as the Company receives proceeds from customer accounts. The line of credit expires on September 30, 1995. At June 30, 1995, the Company had no borrowings against the line.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded net income of $994,000 ($0.13 per share) for the quarter ended June 30, 1995 versus $2,197,000 ($0.34 per share) for the same quarter of the prior year. For the nine months ended, the Company recorded net income of $8,211,000 ($1.09 per share) versus a net loss of $3,586,000 ($0.57 per share)
for the same period a year earlier.

Total revenue for the quarter ended June 30, 1995 was $7,000,000 versus $8,104,000 for the same period a year earlier. Revenue for the current quarter included $4,209,000 of sales-based royalty revenue versus a one-time advanced royalty payment of $6,300,000 in the same quarter of the prior year. Net sales for the quarter ended June 30, 1995 were $2,791,000 versus $1,804,000 for the same quarter of the prior year. The increase in net sales is attributable to sales of the Company's OEM (Original Equipment Manufacturer) HIPPI interface cards. For the nine months ended June 30, 1995, total revenue was $19,706,000 versus $14,497,000 for the same period a year earlier. Revenue for the nine-month period included sales-based royalty revenue of $12,946,000 versus a $6,300,000 advanced royalty payment for the same period of the prior year. Net sales for the nine months ended June 30, 1995 were $6,760,000 versus $8,197,000 for the same quarter a year earlier. Net sales were impacted by the decrease in average sale prices of the solid state and rotating memory products in the Unisys end user market by 9% and 60%, respectively, and a decrease in demand for both the RAMdisk and current CASD product lines. The Company does not expect net sales of these mature products in the Unisys end user market to increase.

The Company has recently announced a new product line, CASD-II, for the Unisys market. CASD-II went into customer test at the end of June. Production shipments to customers are expected to begin in late September 1995. Initial interest in this new product family has been positive, but there is no assurance that the new products can be successfully marketed at satisfactory margins.

On May 2, 1995, the Company completed the sale of its OEM HIPPI networking technology to Essential Communications. Under the agreement, Essential Communications will build and sell the network interface cards and pay a royalty to the Company for all such products sold. During the transition phase, net sales of these products may be generated by the Company. At the end of the transition phase, however, sales of HIPPI network interface cards will no longer contribute to the Company's net sales but royalties may contribute to overall profitability.

On July 31, 1995, the Company signed an agreement in principle to acquire 37.5% of MatriDigm, a privately-held company currently in formation. MatriDigm is in the business of addressing the COBOL maintenance and re-engineering market. Under the proposed investment agreement, the Company will obtain from MatriDigm an exclusive license to manufacture and sell hardware products incorporating the proprietary technology. The agreement in principle to acquire 37.5% of MatriDigm is expected to close in the next 30 to 45 days. This investment is expected to be approximately $3.5 million, to be funded from current cash on hand.

The Company is also in discussion with several companies regarding licensing or joint development to exploit certain of the Company's technologies. Though discussions have been positive, there is no assurance that there will be a successful conclusion to any of these discussions.

The gross margin for the quarter and nine months ended June 30, 1995 was 22% and 17% of net sales, respectively. This compares to 4% and 10% of net sales for the same periods a year earlier. The increase in gross margin percentage for the quarter ended June 30, 1995 is primarily attributable to a change in product mix. For the nine months ended June 30, 1995, the increase in gross margin percentage is attributable to a decrease in other cost of sales which do not vary directly with sales volume.

Research and development expenses for the quarter and nine months ended June 30, 1995 were 20% and 22% of total revenue, respectively. This compares to 27% and 37% of total revenue for the same periods of the prior year. For the quarter just ended, actual spending decreased $779,000. For the nine-month period, spending decreased $923,000. The decrease in spending in the two periods is primarily related to the decrease in development spending as a result of the completion of a major program. In addition, spending decreased due to lower salary and related costs in connection with a reduction in personnel.

Selling, general and administrative expenses were 27% of total revenue for the quarter compared to 25% for the same period of the prior year. Actual spending decreased $68,000. The decrease in spending is primarily related to reduced spending in all areas ($139,000) and lower depreciation ($82,000) partially offset by an increase in bonus and profit sharing pool ($153,000). For the nine-month period, selling, general and administrative expenses were 28% of total revenue compared to 36% for the same period a year earlier. Actual spending increased $210,000. The increase in spending is primarily attributable to the increase in bonus and profit sharing pool ($347,000) partially offset by a decrease in depreciation ($183,000).

For the nine-month period ended June 30, 1995, the Company recorded a tax provision of 37.5% of income before taxes. This provision was offset with the recognition of approximately $5.5 million of deferred tax assets in the previous quarters in accordance with S.F.A.S. No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources

For the nine-month period ended June 30, 1995, working capital increased $12,809,000 and cash flows provided by operations was $4,044,000. Cash flows from operating activities were generated primarily from net income of $8,211,000, a decrease in inventory of $1,942,000 and depreciation and amortization of $1,110,000. This was offset by an increase in accounts receivable of $2,808,000, an increase in deferred and refundable taxes of $3,841,000, and a decrease in accounts payable of $821,000. Cash in the amount of $729,000 was used to purchase capital equipment and other assets in the current year. Net cash provided by financing activities in the current year was $4,169,000. This included the issuance of 450,000 shares of common stock in a private placement which generated $2,933,000. In addition, the Company entered into an agreement for a $3,000,000 accounts receivable line of credit. At June 30, 1995, the Company had no borrowings against the line of credit.

Management believes that the Company will meet its cash requirements, including the MatriDigm investment, from current cash on hand, other existing working capital, cash flows from operations, and utilization of the line of credit.

-------------------------------------------------------------------------------
Zitel, RAMdisk and CASD are registered trademarks of Zitel Corporation.
Unisys is a registered trademark of Unisys Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                  EXHIBIT 11.1


                       ZITEL CORPORATION AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME (LOSS) PER COMMON
                           AND COMMON EQUIVALENT SHARE

                     (In thousands except per share amounts)



                                   Three Months Ended     Nine Months Ended
                                          June 30,            June 30,
                                    ------------------    -----------------
                                       1995     1994        1995      1994
                                      ------   ------      ------   -------

Weighted average common
 shares outstanding ...............    7,218    6,335       7,017     6,301

Computation of incremental
  outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method .........      459      134         526        --
                                      ------   ------      ------   -------
                                       7,677    6,469       7,543     6,301
                                      ======   ======      ======   =======

Net income (loss)..................   $  994   $2,197      $8,211   $(3,586)
                                      ======   ======      ======   =======

Net income (loss)
 per share ........................   $  .13   $  .34      $ 1.09   $  (.57)
                                      ======   ======      ======   =======



Primary and fully diluted income (loss) per share differ by less than one cent in all periods presented.

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None.

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  August 10, 1995            Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)