Form 10-K
period 1995-09-30
ZITEL CORP
filed 1995-12-21
CIK 731647

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1995

                                       OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-12194

                                ZITEL CORPORATION
             (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                          94-2566313
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)          Identification No.)

     47211 Bayside Parkway, Fremont, California        94538-6517
      (Address of principal executive offices)         (Zip Code)

                                 (510) 440-9600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No      .
                      -----      -----

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 30, 1995 (based upon the closing sale price of stock on such date) was $80,993,560. As of November 30, 1995, 7,297,187 of the Registrant's Common Stock were outstanding.

                             PART I

Item 1:  BUSINESS

                            Business

Zitel Corporation ("Zitel" or the "Company") specializes in the design, manufacture and marketing of high-performance, mission-critical storage subsystems for relational database, batch and on-line transaction processing. The Company also develops and markets single-nodal and multi-nodal performance management and simulation software used on a variety of UNIX and proprietary platforms to manage performance of LANs, MANs, WANs, and processor environments. Its primary products include CASD (Cached Actuator Storage Device) subsystems for Unisys A and V mainframes; SCP (Storage Co-Processor), products based on CASD technology for UNIX, NT, Open VMS and NETWARE based systems; and performance and modeling software products. These products are offered through systems integrators, value-added resellers (VARs) and distributors, OEMs (original equipment manufacturers), and directly to end users. The Company conducts its business within one industry segment.

Zitel was organized in 1979 to provide semiconductor memory systems to OEM customers. The Company's first end user product was the solid state RAMdisk sold to users of Unisys Corporation mainframe computer systems. The Company then introduced its line of rotating memory systems incorporating its CASD technology, enhanced with caching solid state memory and proprietary algorithms, also for Unisys computer systems. In 1995, the Company announced the availability of the CASD products for the open systems/relational database market. In late fiscal 1995, the second generation of CASD (CASD-II) was announced for general availability into the Unisys market. CASD-II for the open systems/relational database markets were announced in December 1995. The Company operates with little backlog, so most of its orders are shipped in the quarter received.

Three years ago, the Company entered into a joint development agreement with International Business Machines (IBM) Corporation. In September and October of 1994, IBM announced general availability of RAMAC products, which incorporate Zitel technology, and upon which the Company is receiving royalties as RAMAC products are sold. In October 1995, IBM announced the general availability of RAMAC 2, its second generation of RAMAC which continues to include Zitel technology and upon which Zitel will receive royalties as RAMAC products are sold.

The Company has historically, during certain quarters, made material sales to a single customer which have had significant impact on net sales and on operating margins. Operating margins can also fluctuate from quarter to quarter due to product mix and other cost of sales, which do not vary directly with sales volume. As a result of these and other factors, the Company has experienced fluctuations in its quarterly operating results in the past and anticipates such fluctuations in the future.

                    Research and Development and New Products

During fiscal 1995, the Company invested in a number of development programs including CASD-II, the next generation of rotating memory systems incorporating its CASD technology; other CASD and SCSI programs; and the development of NetArchitect, a software package for client/server network design and simulation. Expenditures for research and development activities were approximately $5,754,000, $7,071,000 and $8,420,000 in fiscal 1995, 1994 and
1993, respectively.

The computer industry, in general, and the markets for the Company's products, in particular, are subject to extreme price competition, rapid technological change and evolving standards, resulting in relatively short product life cycles and continuous erosion of average selling prices. As a result, the Company must continually enhance its existing products and develop and introduce new products in an effort to maintain and increase net sales. The Company has experienced delays in completing the development of new products and may well encounter difficulties that could delay the products currently under development. There can be no assurance that the Company will be successful in its enhancement and development efforts or in achieving market acceptance of products developed.

                                    Products

The Company offers a family of rotating memory systems utilizing the CASD technology for use with Unisys A/V mainframe computers and with most UNIX, NT, Open VMS and NETWARE server platforms.

The first generation of CASD products, introduced in 1991, integrates a high-capacity solid state cache with a single rotating disk drive and utilizes interactive caching algorithms. Modules utilizing the CASD technology are available in cache sizes ranging from 4 to 256 megabytes and with single rotating disks with capacities from 674 megabytes to 4 gigabytes, depending on the market the products are sold into. These modules can be sold on an individual module basis or are available in cabinet configurations ranging from one to twenty modules. Pricing for a single module ranges from approximately $6,000 to $28,000. Subsystems incorporating CASD technology are available in prices from $12,000 to $568,000, depending on the number of modules utilized, the amount of cache utilized, optional equipment, and other factors.

CASD-II, the second generation of CASD products, was introduced in September, 1995. These products integrate a high-capacity solid state cache with multiple rotating disk drives and utilize interactive caching algorithms. Modules utilizing the technology are available with cache sizes ranging from 64 to 256 megabytes and with one to four disk drives with capacities from 4.3 to 17.2 gigabytes, depending on the market the products are sold into. These modules can be sold on an individual module basis or are available in cabinet configurations ranging from one to six modules and up to 103 gigabytes per cabinet. Pricing for a single module ranges from approximately $30,000 to $60,000. Subsystems incorporating CASD technology are available in prices from $30,000 to $350,000, depending on the number of modules utilized, the amount of cache utilized, optional equipment, and other factors.

Performance and Modeling, Inc., Zitel's wholly-owned subsidiary, has designed and developed VAM/Perspective Capacity Planner and NetArchitect software products.

VAM/Perspective Capacity Planner has unique features which provide Information Technology managers with the ability to architect and evaluate a client/server environment and to test for performance bottlenecks before installing expensive equipment. VAM/Perspective measures and simulates performance of UNIX, IBM MVS, Digital VMS, Unisys proprietary, and a wide variety of open systems platforms. This software tool aids system administrators to anticipate, track and correct system performance bottlenecks and I/O problems.

NetArchitect is Performance and Modeling's latest sophisticated network modeling tool that has an intuitive, easy-to-use, Windows- based Graphical User Interface. This package is designed for the Network Administrator who has the responsibility of designing and installing a new network, or maintaining and expanding existing structures. As network requirements become increasingly more complex, computer-aided tools will be mandatory to sort through and evaluate the many issues and possibilities prior to the investment and installation of significant amounts of capital equipment. With these capabilities in mind, NetArchitect also has practical applications as a pre-sales tool for systems integrators, VARs, and other channels selling or consulting on network management. NetArchitect runs under Windows 3.X, Windows 95 and Windows NT.

Zitel offered a family of performance enhancing semiconductor memory systems (RAMdisk and Primary Storage Systems) to end users of Unisys medium and large mainframe computers for several years. These products are reaching the end of their life. The price for a single subsystem ranges from approximately $35,000 to $450,000, depending on memory capacity and optional equipment.

The Company sold two HIPPI interface board products and introduced a new HIPPI-VME Intelligent Interface Board during the year. The price of a HIPPI board ranges from $7,000 to $13,000. This business segment was sold during 1995.

                             Marketing and Customers

Zitel offers its products through system integrators, value-added resellers and distributors, OEMs, and directly to end users. Zitel's direct sales and service staff consists of employees who operate from California, Kansas, Massachusetts, Tennessee, Virginia, and Europe.

In fiscal 1995, Lockheed Martin Missiles and Space Company accounted for 14.3% of net sales. In fiscal 1994, Unisys Mexico accounted for 14.5% of net sales. In fiscal 1993, Unisys Mexico accounted for 11.3% of net sales.

During fiscal 1995, Zitel sold to approximately 140 customers including both domestic and international. Foreign and export sales were approximately $3.1 million in fiscal 1995, down from approximately $4.9 million in fiscal 1994.

Zitel does not maintain a field service organization. Typically, customers contract with a third party to maintain products. The end-user organization is staffed with experienced technical support personnel to make or assist in the initial installations; assist the service organization with problem resolution and field upgrades; assist customers in determining whether or not Zitel products can improve system reliability, performance and cost effectiveness; and in helping customers determine how best to deploy Zitel products in their system to achieve the maximum benefit.

                                   Competition

During fiscal 1995, the Company generated a majority of its net sales in the Unisys end user market. Unisys Corporation offers alternative products by which a computer user can achieve enhanced performance. Zitel products compete against these alternatives in providing the customer with the best performance solution. Zitel also competes with other independent manufacturers of Winchester disk and/or solid state disk devices in the Unisys market and several system integrators. During fiscal 1995, competition remained at a high level and average sales prices continued to decline.

Depending on the other markets served, the Company may compete with the computer manufacturer and/or third party companies or with a customer's in-house engineering department and/or third party manufacturers.

                                     Patents

Management believes that technical expertise, responsiveness to user requirements and implementation of technological advances are mandatory factors in Zitel's markets. Zitel applied for additional patent protection on certain elements of its CASD products, VAM software products and other products in the development stage. During the year, the Company received three patents on its CASD technology, VAM technology and other products in the development stage, bringing the total patents currently held to four. There can be no assurance that any of the other patents applied for will be issued or, if issued, provide any meaningful protection.

                           Manufacturing and Suppliers

Zitel manufactures a large percentage of its hardware products from standard component parts and subassemblies purchased from others. Certain of these parts, including printed circuit boards and subassemblies, are produced from Zitel's design and to its specifications. Use of such standard items simplifies the manufacturing process, reduces the number of items carried in inventory and permits Zitel to expand its product line while minimizing the expense of designing and developing new assemblies.

The Company utilizes various subcontractors to assemble and solder printed circuit boards using material purchased by the Company or to produce surface mount ASICs to Zitel's workmanship standards. Completed assemblies are then inspected by Zitel's receiving inspection department and submitted to its manufacturing test operation. This test operation provides board- level and system-level testing under stressed operating conditions.

The Company's hardware products use a large number of semiconductor memory devices and, as a volume user, the Company has historically been able to purchase these devices at favorable prices. Most of the other components used in products are available from several sources and the Company believes that the loss of one or more of its suppliers will not have a material effect on operations.

                                    Employees

At the end of fiscal 1995, the Company employed 92 persons on a full time basis, 32 in research and development, 13 in manufacturing, 26 in sales and marketing, and 21 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand. None of Zitel's employees are represented by a labor union and the Company believes that its employee relations are good.

Item 2:  PROPERTIES

Zitel leases its primary manufacturing and office facility under a non-cancelable operating lease, which expires in March 1998, with an average annual rent of approximately $502,000 per annum.

Item 3:  LEGAL PROCEEDINGS

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

Executive Officers of the Registrant

Set forth below is information regarding executive officers of the Company who are not directors.

     Name              Age            Position
Richard F. Harapat     60       Vice President, Sales
Henry C. Harris        47       Vice President, Finance and
                                  Administration; Chief Financial
                                  Officer; Chief Accounting Officer;
                                  Secretary
Donald F. Olker        60       Vice President, Manufacturing
Frank J. Vukmanic      49       Vice President, Marketing

Richard F. Harapat joined Zitel as Director of International Sales in March of 1986. In October of 1987, he was promoted to Vice President of End User Sales and, in mid-1992, to Vice President of Sales, his current position. Prior to joining Zitel, he spent over 30 years in the computer industry in the sales management area, 15 of which were with Burroughs Corporation.

Henry C. Harris, CPA, joined Zitel as Vice President of Finance and Administration, Chief Financial Officer and Chief Accounting Officer in December 1986. He has served as Secretary of the Company since November 1987. Prior to joining Zitel, he was employed by Dynamic Disk, Inc. as Vice President of Finance and Administration and Chief Financial Officer from October 1983 until November 1986. Prior to Dynamic Disk, he spent over 10 years in financial management and public accounting positions.

Effective September 1995, Donald F. Olker retired and resigned as an officer of the Company. Mr. Olker served as Vice President of Manufacturing since October 1994 and Vice President of Business Development & Special Programs since November 1986. Mr. Olker also held the position of Executive Vice President of CHI Systems, Inc., a wholly-owned subsidiary of Zitel. He joined Zitel as Director of Marketing in March 1983 and held the position of Vice President of Sales from January 1984 to November 1986. Prior to joining Zitel, he was employed in various managerial positions in marketing at Intel Corporation from 1979 to 1983.

Frank J. Vukmanic has served as Vice President of Marketing since joining Zitel in June 1994. Prior to joining Zitel, Mr. Vukmanic was CEO of Edgetech International, a consulting firm, from October 1993 until joining Zitel. From June 1989 to September 1993, Mr. Vukmanic was Sr. Vice President of Amperif Corporation responsible for worldwide sales, marketing, customer support, and customer engineering for mass storage products. For 19 years prior to joining Amperif, Mr. Vukmanic held various sales and marketing management positions with Unisys Corporation. His experience includes over 25 years in sales, marketing, product management, customer service and support management, and program management.

























-----------------------------
Zitel, CASD and RAMdisk are registered trademarks of Zitel Corporation. NetArchitect, Primary Storage Systems, SCP, and VAM are trademarks of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective owners.

                                     PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Zitel's Common Stock is traded in the NASDAQ National Market System under the symbol "ZITL". The following table sets forth the closing sales prices as reported by the National Association of Securities Dealers.

           FISCAL              1995                 1994
                       -------------------   ---------------
                         High        Low       High     Low
                       --------   --------   -------   -----
     First Quarter     13 11/16    7 1/8     4 13/16   3
     Second Quarter    20 3/4     10 11/16   3 7/8     2 1/4
     Third Quarter     13          8 1/8     5         1 7/8
     Fourth Quarter    13 5/8      9 1/4     8 7/8     4

As of September 30, 1995, the Registrant had approximately 243 shareholders of record of its Common Stock.

Zitel has never paid cash dividends and the Board of Directors does not anticipate declaring cash dividends in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                   1995     1994      1993      1992     1991

Total Revenue                    $23,714  $17,452   $21,780   $47,771  $48,347
  Net income (loss)                8,526   (6,961)   (8,277)      783    3,265

Net income (loss) per share         1.12    (1.10)    (1.34)      .12      .53
Number of shares used in
  per share calculation            7,583    6,327     6,179     6,555    6,183

At year end:
Working capital                   19,969    7,202    15,668    18,374   18,464
Total assets                      26,206   13,678    24,230    32,442   28,306
Long-term liabilities                  -       13     4,355       305    1,153
Shareholders' equity              22,957   10,004    16,203    23,802   22,033

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and notes thereto.

Business

Zitel Corporation (the "Company" ) specializes in the design, manufacture and marketing of high-performance, mission-critical storage subsystems for relational database, batch and on-line transaction processing. The Company also develops and markets single-nodal and multi-nodal performance management and simulation software used on a variety of UNIX and proprietary platforms to manage performance of LANs, MANs, WANs, and processor environments. These products are marketed worldwide through a wide variety of channels including systems integrators, value-added resellers and distributors, OEMs, and directly to end users.

1995 vs. 1994

Total revenue for 1995 was $23,714,000 compared with revenues of $17,452,000 in the prior year, an increase of 36%. The increase in revenue is attributable to an increase of $8,743,000 in royalties ($15,421,000 in 1995 versus $6,678,000 in
1994), partially offset by a decrease of $2,481,000 in net sales ($8,293,000 in 1995 versus $10,774,000 in 1994). Royalties based on a third party's sales of products incorporating the Company's technology were received for the entire 1995 fiscal year.

In 1994, royalties represented a one-time non-refundable prepayment of $6,378,000 from this third party and $300,000 from product sales in the fourth quarter of the fiscal year. In October 1995, the third party announced general availability of and commenced shipments of a second generation product incorporating the Company's technology and management expects significant continuing royalties in fiscal 1996.

The decrease in net sales has continued to impact operational profitability excluding royalty revenue. The decrease in net sales is primarily attributable to competitive factors in the data storage market which have made the Company's original generation of CASD products to be less cost effective solutions for end-users of Unisys Corporation computer systems. A new generation of CASD products for the Unisys market was announced for general availability in early October 1995. Initial response to this market has been very positive. Additionally, a new generation of CASD products for the open systems market is expected to be released during the first quarter of fiscal 1996. The new generation of CASD products is priced competitively while providing CASD's embedded intelligence based performance. Management is cautiously optimistic that these new products will generate increased net sales in fiscal 1996.

Cost of goods sold as a percentage of net sales decreased to 82% during 1995 from 90% of net sales in the prior year. The improvement in gross margin is primarily attributable to a decrease in other cost of sales which do not vary directly with sales volume.

Research and development expenses were 24% of total revenue versus 41% of total revenue in the prior year. Spending decreased $1,317,000, primarily attributable to decreased development spending as a result of the completion of a major development program, and lower salary and related costs in connection with a reduction in personnel.

Selling, general and administrative expenses were 29% of total revenue versus 43% of total revenue in the prior year. Actual spending decreased $586,000. The decrease is primarily attributable to the reversal of a bad debt reserve for an expected collection of a receivable ($350,000).

Interest expense in fiscal 1995 was $57,000 versus $310,000 in the prior year. The decrease is primarily attributable to lower levels of debt in fiscal 1995 versus 1994. Interest income in fiscal 1995 was $399,000 versus $174,000 in 1994. The increase is primarily related to higher cash balances invested in fiscal 1995 versus 1994.

In 1995, the Company recorded a tax provision of 33.2% of income before income taxes. This provision was offset by the utilization of net operating losses and the recognition of deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, totaling $5,500,000.

1994 vs. 1993

Total revenue was $17,452,000, down 20% from the prior year revenues of $21,780,000. Included in the current year revenue was the receipt of $6,678,000 of royalty resulting from a joint development agreement with a third party, $6,378,000 of prepaid non-refundable royalties and $300,000 based on initial shipment of products in late September. Net sales were $10,774,000, down 51% from the prior year net sales of $21,780,000. The Company experienced a significant decline in demand for both the solid state and rotating memory products. During the year, average sales prices of solid state and rotating memory products in the Unisys market declined 43% and 63%, respectively.

Cost of goods sold as a percentage of net sales increased to 90% during the year from 55% of net sales in the prior year. Cost of goods sold increased primarily as a result of reduced average selling prices and the increase in other cost of sales which do not vary with sales volume.

Research and development expenses were 41% of revenue versus 39% of revenue in the prior year. Actual spending, however, decreased $1,349,000 during the year due to a reduction in payroll and related costs.

Selling, general and administrative expenses were 43% of revenue compared to 51% of revenue in the prior year. Actual spending decreased $3,618,000. Spending declined due to a reduction of staff and their related costs ($2,100,000). Additionally, there was decreased spending in travel and entertainment ($380,000), facility relocation ($350,000), facility expense ($320,000), and professional services ($330,000).

Interest expense in 1994 was $310,000 versus $178,000 in the prior year. The increase is primarily related to the increase in debt during the year versus the prior year. Interest income received in 1994 was $174,000 compared to $183,000 in 1993.

Other expense for 1994 was immaterial, but was $425,000 in 1993, which included losses on the conversion of foreign currencies and hedging transactions of $453,000.

Liquidity and Capital Resources

The Company's principal sources of working capital are product sales and royalty revenue. Working capital increased $12,767,000 during fiscal 1995 and cash flows provided by operations were $7,573,000. Cash flows from operating activities were generated primarily from net income of $8,526,000, a decrease in inventory of $1,825,000 and depreciation and amortization of $1,384,000. This was offset by an increase in deferred and refundable taxes of $4,104,000. $1,668,000 was used to purchase capital equipment and other assets in the current year. Net cash provided by financing activities in the current year was $4,350,000. $2,922,000 was generated from the issuance of 450,000 shares of common stock in a private placement and $1,492,000 from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. The Company also utilized a line of credit which terminated on September 30, 1995, borrowing and repaying $3,646,000 during the year. Subsequent to year end, the Company negotiated a $3,000,000 revolving accounts receivable line of credit with terms substantially more favorable to the Company.

Management believes that the Company will meet its cash requirements from current cash on hand, other existing working capital, cash flows from operations, and the utilization of the line of credit.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
(In thousands)

                                                            September 30,
                                                          1995          1994
Assets
Current assets:
  Cash and cash equivalents                            $ 11,265       $  1,010
  Accounts receivable, less allowance for doubtful
    accounts of $88 in 1995 and $496 in 1994              4,200          3,785
  Inventories                                             2,987          4,988
  Deferred and refundable taxes                           4,348            244
  Other current assets                                      418            836
                                                       --------       --------
    Total current assets                                 23,218         10,863

Fixed assets-net                                          1,419          1,616
Other assets-net                                          1,569          1,199
                                                       --------       --------
  Total assets                                         $ 26,206       $ 13,678
                                                       ========       ========

Liabilities And Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                    $     13       $     77
  Accounts payable                                        1,725          2,023
  Accrued liabilities                                     1,511          1,561
                                                       --------       --------
    Total current liabilities                             3,249          3,661

Long-term debt                                                -             13
                                                       --------       --------
  Total liabilities                                       3,249          3,674

Commitments (See note)

Shareholders' equity:
  Preferred stock, no par value; 1,000 shares
    authorized, none issued
  Common stock, no par value; 10,000 shares authorized:
    Issued and outstanding; 7,276 and 6,485 shares
    at September 30, 1995 and 1994, respectively         19,916         15,489
  Retained earnings (deficit)                             3,041         (5,485)
                                                       --------       --------
    Total shareholders' equity                           22,957         10,004
                                                       --------       --------
  Total liabilities and shareholders' equity           $ 26,206       $ 13,678
                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)
                                                      Year Ended September 30,
                                                  1995        1994        1993

Net sales                                      $  8,293    $ 10,774    $ 21,780
Royalty revenue                                  15,421       6,678           -
                                               --------    --------    --------
  Total revenue                                  23,714      17,452      21,780
Costs and expenses:
  Cost of goods sold                              6,807       9,682      12,079
  Research and development                        5,754       7,071       8,420
  Selling, general and administrative             6,944       7,530      11,148
                                               --------    --------    --------
    Operating income (loss)                       4,209      (6,831)     (9,867)

Interest and other expense                          156         419         603
Interest and other income                          (418)       (289)       (183)
                                               --------    --------    --------
    Income (loss) before income taxes             4,471      (6,961)    (10,287)

Provision (benefit) for income taxes             (4,055)          -      (2,010)
                                               --------    --------    --------
    Net income (loss)                          $  8,526    $ (6,961)   $ (8,277)
                                               ========    ========    ========
Net income (loss) per share                    $   1.12    $  (1.10)   $  (1.34)
                                               ========    ========    ========
Number of shares used in per share
   calculation                                    7,583       6,327       6,179
                                               ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands except per share data)
                                                    Common    Common    Retained        Total
                                                     Stock     Stock    Earnings Shareholders'
                                                    Shares    Amount   (Deficit)       Equity


Balances at September 30, 1992                       6,101   $ 14,049   $  9,753     $ 23,802

Issuance of common stock:
  Stock options exercised ($1.50-$5.38
    per share)                                          52        262          -          262
  Employee stock purchase plan ($4.46 and $6.48
    per share)                                          80        416          -          416
Net loss                                                 -          -     (8,277)      (8,277)
                                                     -----   --------   --------     --------
Balances at September 30, 1993                       6,233     14,727      1,476       16,203

Issuance of common stock:
  Stock options exercised ($0.67-$7.63
    per share)                                         154        504          -          504
  Employee stock purchase plan ($2.13 and $3.29
    per share)                                          98        258          -          258
Net loss                                                 -          -     (6,961)      (6,961)
                                                     -----   --------   --------     --------
Balances at September 30, 1994                       6,485     15,489     (5,485)      10,004

Issuance of common stock:
  Stock options exercised ($0.67-$9.13
    per share)                                         272      1,262          -        1,262
  Employee stock purchase plan ($2.13 and $7.65
    per share)                                          67        230          -          230
  Private placement                                    450      2,922          -        2,922
  Stock warrants                                         2         13          -           13
Net income                                               -          -      8,526        8,526
                                                     -----   --------   --------     --------
Balances at September 30, 1995                       7,276   $ 19,916   $  3,041     $ 22,957
                                                     =====   ========   ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
                                                              Year Ended September 30,
                                                             1995      1994       1993

Cash flows provided by (used in) operating activities:

Net income (loss)                                          $ 8,526   $(6,961)   $(8,277)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Depreciation and amortization                              1,384     2,495      2,466
  Loss on disposal of fixed assets                             111       212          -
  Provision for doubtful accounts                              114       237        150
  Provision for inventory allowances                           176       233        148
  Deferred and refundable income taxes                      (4,104)    1,412        350
  Decrease (increase) in accounts receivable                  (529)      213      7,318
  Decrease (increase) in inventories                         1,825     3,276     (1,811)
  Decrease (increase) in other current assets                  418       722       (911)
  Increase (decrease) in accounts payable                     (298)      755     (2,068)
  Increase (decrease) in accrued liabilities                   (50)      226     (2,327)
  Decrease in income taxes payable                               -         -     (2,350)
  Increase (decrease) in other long-term liabilities             -      (113)       113
  Royalty revenues utilized to retire note payable               -    (5,000)         -
                                                           -------   -------    -------
    Net cash provided by (used in) operating activities      7,573    (2,293)    (7,199)
                                                           -------   -------    -------
Cash flows used in investing activities:
  Acquisition of fixed assets                               (1,222)     (566)    (1,569)
  Reduction (purchase) of other assets                        (446)      (66)       155
                                                           -------   -------    -------
    Net cash used in investing activities                   (1,668)     (632)    (1,414)
                                                           -------   -------    -------
Cash flows provided by (used in) Financing activities:
  Issuance of common stock                                   4,427       762        678
  Proceeds from borrowings                                   3,646         -      6,600
  Repayments of borrowings                                  (3,723)     (221)    (2,338)
                                                           -------   -------    -------
    Net cash provided by financing activities                4,350       541      4,940
                                                           -------   -------    -------
Net increase (decrease) in cash                             10,255    (2,384)    (3,673)
Cash and cash equivalents, beginning of year                 1,010     3,394      7,067
                                                           -------   -------    -------
Cash and cash equivalents, end of year                     $11,265   $ 1,010    $ 3,394
                                                           =======   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

Summary of Significant Accounting Policies:

Zitel Corporation specializes in the design, manufacture and marketing of high-performance, mission-critical storage subsystems for relational database, batch and on-line transaction processing. The Company also develops and markets single-nodal and multi-nodal performance management and simulation software used on a variety of UNIX and proprietary platforms to manage performance of LANs, MANs, WANs, and processor environments. These products are marketed worldwide through a wide variety of channels including systems integrators, value-added resellers and distributors, OEMs, and directly to end users. Zitel conducts its business within one industry segment. The following is a summary of Zitel's significant accounting policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Zitel Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Fixed Assets:

Fixed assets, other than leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives (2-7 years). Leasehold improvements are amortized over the lesser of their useful life or remaining term of the related lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in the results of operations.

Revenue Recognition:

Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred.

Foreign Currency Translation:

The U.S. dollar is considered to be the functional currency for the Company's foreign operations. Accordingly, non-monetary assets and liabilities have been translated into U.S. dollars at a historical rate; monetary assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date; and revenues and expenses have been generally translated into U.S. dollars at the weighted average exchange rate during the period. Foreign currency transaction gains and losses, as well as the effects of translation (which have not been material in the aggregate), are included in the accompanying statements of operations.

Income Taxes:

As of October 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Accordingly, the Company has changed its method of accounting for income taxes from the deferred method used in prior years (APB Opinion No. 11) to the method proscribed by SFAS No. 109. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences that will occur in future years because of differences between the tax basis of assets and liabilities and the basis of such assets and liabilities for accounting purposes. Since the adoption is on a prospective basis, the prior year's financial statements have not been restated. The cumulative effect of adoption of SFAS No. 109 was not material for the Company's results of operations or financial position for the year ended September 30, 1994.

Recent Accounting Pronouncement:

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock- Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS No. 123 during 1996 utilizing the disclosure alternative.

Net Income (Loss) Per Share:

Net income (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of common shares and common equivalent (when dilutive) shares outstanding during each year presented using the treasury stock method.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash investments with high credit quality financial institutions and limits the amount of exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the diversity of the Company's customers both geographically and within different industry segments.

                                       Year Ended September 30,
                                         1995    1994    1993

Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                               $ 57    $310    $178
  Income taxes                            136      19      35

Non-cash investing and financing activities:

There were no capital lease obligations incurred for the years ended September 30, 1995 and 1994. Capital lease obligations of $209 thousand were incurred when the Company entered into leases for office furniture, engineering equipment and manufacturing equipment in the year ended September 30, 1993.

                                                 September 30,
                                                1995         1994
Inventories:
  Raw materials                              $    734    $  2,074
  Work in progress                                733         751
  Finished goods                                1,520       2,163
                                             --------    --------
                                             $  2,987    $  4,988
                                             ========    ========

Fixed Assets:
  Manufacturing equipment                    $  3,504    $  4,200
  Office furniture and equipment                2,197       2,395
  Engineering equipment                         4,462       5,043
  Leasehold improvements                          638         600
                                             --------    --------
                                               10,801      12,238

  Less accumulated depreciation
     and amortization                          (9,382)    (10,622)
                                             --------    --------
                                             $  1,419    $  1,616
                                             ========    ========

At September 30, 1995, office furniture, engineering equipment and manufacturing equipment included assets acquired under capital leases of $333 thousand, $360 thousand and $172 thousand, respectively, less related accumulated amortization of $333 thousand, $360 thousand and $172 thousand, respectively. At September 30, 1994, office furniture, engineering equipment and manufacturing equipment included assets acquired under capital leases of $333 thousand, $1,516 thousand and $172 thousand, respectively, less related accumulated amortization of $330 thousand, $1,358 thousand and $172 thousand, respectively.

                                                   September 30,
                                                 1995        1994

Other Assets:
  Investment in unconsolidated company         $ 1,000     $ 1,000
  Other                                            885         557
                                               -------     -------
                                                 1,885       1,557

  Less accumulated amortization                   (316)       (358)
                                               -------     -------
                                               $ 1,569     $ 1,199
                                               =======     =======

The investment in unconsolidated company is recorded under the cost method.

                                                   September 30,
                                                  1995        1994

Accrued Liabilities:
  Accrued payroll and related                   $   637     $   438
  Accrued vacation                                  526         576
  Accrued commissions                                24          37
  Other accrued liabilities                         324         510
                                                -------     -------
                                                $ 1,511     $ 1,561
                                                =======     =======

Long-Term Debt:
Obligations under capital leases at interest
  rates ranging from 6.6% to 14.0% expiring
  through 1995                                  $    13     $    90
Current portion of long-term debt                   (13)        (77)
                                                -------     -------
                                                $     -     $    13
                                                =======     =======

Future principal payments of long-term debt are $13 thousand, payable in fiscal year 1996.

Commitments:

The Company leases its primary manufacturing and office facility under a noncancelable operating lease which expires in March 1998. The Company is responsible for taxes, maintenance and insurance. Rent expense incurred under all operating leases and charged to operations was $606 thousand in 1995, $682 thousand in 1994 and $771 thousand in 1993.

Future minimum obligations under the facility lease at September 30, 1995 aggregate approximately $1,255 thousand, payable as follows:

     Fiscal Year
         1996          $502
         1997           502
         1998           251

Capital Stock:
-------------

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders.

Private Placement:

In November 1994, the Company issued 450 thousand shares of common stock in a private placement. Net proceeds from this transaction were $2.9 million. Common stock purchase warrants totaling approximately 23 thousand were issued as a part of this transaction. The warrants, which are immediately exercisable at $7.01 per share, expire in December 1999.

Stock Option Plans:

At September 30, 1995, the Company had reserved 2.3 million common shares for issuance under its 1990 Stock Option, 1982 Incentive Option and 1984 Supplemental Stock Option Plans.

Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two to ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 1995, approximately 85 thousand shares were available for future grants.

Activity in the Company's option plans during fiscal 1995 is summarized as follows:

                                         Options Outstanding
                                  Shares    Per Share   Amount Total

Balances, September 30, 1994        998   $ .67-$ 9.13    $ 3,819
  Granted                           272   $7.88-$19.00      3,263
  Canceled                          (68)  $2.88-$15.88       (462)
  Exercised                        (272)  $ .67-$ 9.13     (1,243)
                                    ---   ------------    -------
Balances, September 30, 1995        930   $ .67-$19.00    $ 5,377
                                    ===   ============    =======

At September 30, 1995, options for 568 thousand shares were exercisable at prices ranging from $0.67 to $8.75.

Employee Benefit Plans:
----------------------

Stock Purchase Plan:

In April 1984, the Board of Directors approved the adoption of an Employee Stock Purchase Plan under which 200 thousand shares of common stock were reserved for issuance to eligible employees. In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 150 thousand shares, 200 thousand shares, 200 thousand shares, and 250 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. 67 thousand shares were issued under the Plan during fiscal 1995. Since inception of the Plan, approximately 767 thousand shares have been issued.

Savings and Investment Plan:

The Company has a Savings and Investment Plan, qualified under sections 401(k) and 401(a) of the Internal Revenue Code, that enables participating U.S. employees to prepare for retirement. The Plan allows eligible employees to defer up to 15%, but no greater than $9,240 per year, of their earnings on a pre-tax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in fiscal 1995, 1994, or 1993.

Income Taxes:

For the year ended September 30, 1994, there was no provision for income taxes. The provision (benefit) for income taxes for the years ended September 30, 1995 and 1993 is as follows:

                                           1995        1993
  Current expense (benefit):
    Federal                              $   125     $(2,003)
    Foreign                                    7        (357)
                                         -------     -------
                                             132      (2,360)
  Deferred tax expense (benefit)          (4,187)        350
                                         -------     -------
                                         $(4,055)    $(2,010)
                                         =======     =======

The Company's effective tax rate for the years ended September 30, 1995 and 1993 differs from the U.S. federal statutory income tax rate as follows:

                                           1995        1993
  Federal income tax (benefit) at
     statutory rate                         34.0%      (34.0%)
  State taxes, net of federal benefit        6.1          -
  Tax credits                               (9.7)         -
  Other, net                                 2.8          -
  Loss producing no current tax benefit       -         14.5
  Net operating losses utilized            (33.5)         -
  Change in valuation allowance            (90.4)         -
                                          ------       ------
                                           (90.7%)     (19.5%)
                                          ======       ======

The following table shows the major components of the deferred tax asset as of September 30, 1995 and 1994:

Deferred tax assets:                       1995        1994

  Accounts receivable, inventory and
    other reserves                       $   691     $   701
  Accrued liabilities                        264         312
  Net operating losses                     1,673       3,434
  Tax credit carryforwards                 1,114       1,258
  Depreciation                               445         517
                                         -------     -------
                                           4,187       6,222

Valuation allowance                            -      (6,222)
                                         -------     -------
Net deferred tax asset                   $ 4,187     $     -
                                         =======     =======

A valuation allowance has been established to reduce the deferred tax asset to the amount expected to be realized. The deferred tax provision for the year ended September 30, 1993 consisted principally of non-deductible reserves and accelerated depreciation methods. The deferred tax benefit for the year ended September 30, 1995 consisted primarily of net operating losses from previous periods.

At September 30, 1995, the Company has federal and state net operating loss
(NOL) carryforwards of $4.8 million and $.5 million, respectively, to reduce future taxable income. These carryforwards expire in 1998 through 2009, if not utilized.

As a result of the acquisition of CHI Systems in 1992, CHI Systems experienced a change of ownership as defined by the Internal Revenue Code. Consequently, utilization of approximately $1 million and $500 thousand of the Company's federal and state NOL carryforwards, respectively, will be subject to an annual limitation of approximately $100 thousand available to offset CHI Systems' separate taxable income. These carryforwards expire in 1998 through 2008, if not utilized.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has and will receive a royalty based on sales by the third party of the product developed. All expenses incurred by the Company were charged to research and development expense as incurred. Amounts received from the third party were recognized as a reduction of research and development expense on a percentage of completion basis and amounted to $1,101 thousand and $2,707 thousand for the years ended September 30, 1994 and 1993, respectively. For the years ended September 30, 1994 and 1993, the Company incurred expenses of $2,928 thousand and $3,995 thousand, respectively, related to the contract. At September 30, 1994, the Company recorded unbilled receivables associated with the project of $500 thousand, which was included in other current assets and was subsequently received. Royalties of approximately $300 thousand were received in the fourth quarter of fiscal year 1994 on products sold by the third party. Royalties totaling approximately $15.4 million were received from the third party during fiscal year 1995.

Foreign Operations:

The Company's foreign operations are those of its European branch and subsidiary. Substantially all of their sales are made to unaffiliated European customers. The following table summarizes the Company's European operations:

                                   1995       1994       1993

  Net sales                       $1,566     $2,138     $6,324
  Operating loss                    (124)      (489)      (164)
  Total assets                       386      1,176      1,513

Export Sales:

Export sales from domestic operations were $1.5 million, $2.8 million, and $3.3 million in 1995, 1994 and 1993, respectively.

Major Customers:

Sales to one customer amounted to 14.3%, 14.5% and 11.3% of net sales in 1995, 1994 and 1993, respectively.

Subsequent Events:

Effective October 1995, the Company negotiated a $3 million revolving accounts receivable line of credit. Interest is at the prime rate (8.75% at October 1, 1995) and is payable monthly. The note is collateralized by accounts receivable, inventory, equipment and intangible assets. The line of credit will expire September 30, 1996.

The investment made in an unconsolidated company in the amount of $1 million will be revalued due to a public offering by the company, which took place in October 1995. In subsequent financial statements, the 205,128 shares of common stock will be valued at the current fair market value.

On November 17, 1995, the Company finalized an agreement to acquire 37.5% of MatriDigm Corporation, a privately held company. The investment, which consisted of preferred stock, totaled approximately $3.4 million. Under the agreement, the Company obtained an exclusive license from MatriDigm to incorporate its technology in the development of new products.

Report of Independent Accountants

To the Shareholders and Board of Directors
Zitel Corporation

We have audited the accompanying consolidated balance sheets of Zitel Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zitel Corporation and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
San Jose, California
October 25, 1995, except for the third paragraph of the note entitled "Subsequent Events" to which the date is November 17, 1995

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 1996, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is included herein on pages 7 through 9.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" on pages 8 through 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 1996, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 1996, is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

          The consolidated financial statements, together with the report thereon from Coopers & Lybrand, appear in Item 8 in this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (1)  Financial Statements:

  Consolidated Balance Sheets (p. 15)
  Consolidated Statements of Operations (p. 16)
  Consolidated Statements of Shareholders' Equity (p. 17)
  Consolidated Statements of Cash Flows (p. 18)
  Notes to Consolidated Financial Statements (pgs. 19-29)
  Report of Independent Accountants (p. 30)

          (2)  Financial Statement Schedules:

  Report of Independent Accountants (p. 39)
  SCHEDULE VIII-Valuation and Qualifying Accounts (p. 40)

          (3)  Exhibits

               Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated by reference.

Exhibit
Number                       Description
-------                      -----------

3.1   Restated Articles of Incorporation. (7)

3.2   Bylaws. (2)

10.1 1982 Incentive Stock Option Plan, as amended, and form of Stock Option Grant. (3)

10.2  1984 Supplemental Stock Option Plan and form of Stock Option Grant. (3)

10.3  1984 Stock Purchase Plan, as amended through November 1987. (7)

10.4 Agreement dated February 27, 1979 among Robert H. Welch, Jack Melchor, Bernard Wagner, Tony Tadin, John C. Blackie, John J. DePalma, James F. Riley and the Company, amended as of November 15, 1979. (1)

10.5 Agreement for the Sale and Purchase of Intel Memory Product Lines dated as of February 2, 1983 between the Company and Intel Corporation, and amendments dated March 16, 1983, April 22, 1983,

June 23, 1983 and October 25, 1983 (portions deleted pursuant to a Confidentiality Order). (1)

10.6 Stock Purchase Agreement dated September 29, 1980 between the Company and Oxford Venture Fund, Oxford Venture (California) Fund II, and Oxford Venture Offshore Fund. (1)

10.7 Stock Purchase Agreement dated June 2, 1983 between the Company and Oxford Venture Fund, Oxford Venture (California) Fund II, and Oxford Venture Offshore Fund. (1)

10.8 Agreement dated as of October 1, 1983 between the Company and Motorola, Inc. (portions deleted pursuant to a Confidentiality Order). (1)

10.9 Agreement and Plan of Reorganization among the Company, Zitel Merger Corporation and Gifford Computers Systems, Inc. (4)

10.10 Agreement for Purchase and Sale of Assets dated as of November 1, 1985 between the Company and React Corporation with Exhibits (portions deleted pursuant to a Confidentiality Order). (5)

10.11 Agreement for Purchase and Sale of Marketing Rights dated as of June 8, 1986 between the Company and React Corporation (portions deleted pursuant to a Confidentiality Order). (6)

10.12 Lease agreement dated February 7, 1986 between the Company, John Arrillaga, Trustee, and Richard T. Peery, Trustee. (7)

10.13  Senior Management Incentive Plan (SMIP) dated November 18, 1987. (8)

10.14 Unisys Cooperative Marketing Agreement dated April 13, 1990 between the Company and Unisys Corporation and Amendment One effective October 25, 1990. (The Company has applied for confidential treatment of a portion of this Exhibit.) (9)

10.15 Amendment Two to the Unisys Cooperative Marketing Agreement effective February 5, 1991. (10)

10.16 Amendment Three to the Unisys Cooperative Marketing Agreement effective March 31, 1991. (10)

10.17 Amendment Four to the Unisys Cooperative Marketing Agreement effective June 30, 1991. (10)

10.18 Sublease agreement dated August 11, 1992 between the Company and Credence Systems Corporation. (11)

10.19 Loan and Security Agreement dated August 2, 1993 between the Company and IBM Credit Corporation. (12)

10.20 Development Agreement between the Company and IBM Corporation dated October 14, 1992. (Confidential treatment has been requested for a portion of the exhibit.) (13)

10.21 Amendment No. 1 dated June 23, 1993 to the Development Agreement between the Company and IBM Corporation dated October 14, 1992. (Confidential treatment has been requested for a portion of the exhibit.) (13)

10.22 Amendment No. 2 dated July 26, 1993 to the Development Agreement between the Company and IBM Corporation dated October 14, 1992. (Confidential treatment has been requested for a portion of the exhibit.) (13)

10.23 Amendment No. 3 dated November 29, 1993 to the Development Agreement between the Company and IBM Corporation dated October 14, 1992. (Confidential treatment has been requested for a portion of the exhibit.) (13)

10.24 Amendment No. 4 dated April 15, 1994 to the Development Agreement between the Company and IBM Corporation dated October 14, 1992. (Confidential treatment has been requested for a portion of the exhibit.) (13)

10.25 Loan and Security Agreement, dated as of September 30, 1994, between the Company and CoastFed Business Credit Corporation. (14)

10.26 Accounts Collateral Security Agreement, dated as of September 30, 1994, between the Company and CoastFed Business Credit Corporation. (14)

10.27 Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company. (15)

11.1   Statement regarding computation of earnings per share.

22.1  Subsidiaries of the Company.

24.1  Consent of Independent Accountants.

27    Financial Data Schedule.

----------
(1) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-1 (File No. 2-87445) filed on October 27, 1983.

(2) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 (File No. 2-90366) filed on April 6, 1984.

(3) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 (File No. 2-96804) filed on March 29, 1985.

(4) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed on September 20, 1984.

(5) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 18, 1985.

(6) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 1986.

(7) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 17, 1987.

(8) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 21, 1988.

(9) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 20, 1990.

(10) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 20, 1991.

(11) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 18, 1992.

(12) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed August 13, 1993.

(13) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed May 13, 1994.

(14) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 22, 1994.

(15) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed May 11, 1995.

     (b) Reports on Form 8-K

         None.

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 No.'s 33-40361 and 33-47697 (filed May 3, 1991 and May 6, 1992).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZITEL CORPORATION




                              By:  Jack H. King
                                   Jack H. King
                                   President and Director
                                   Chief Executive Officer
                                   December 21, 1995

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack H. King and Henry C. Harris, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                         Date



Jack H. King             President and Director        December 21, 1995
Jack H. King             (Chief Executive Officer)



Henry C. Harris          Vice President - Finance      December 21, 1995
Henry C. Harris          and Administration,
                         Secretary (Chief Financial
                         and Accounting Officer)



Catherine P. Goodrich    Director                      December 21, 1995
Catherine P. Goodrich



William R. Lonergan      Director                      December 21, 1995
William R. Lonergan



William M. Regitz        Director                      December 21, 1995
William M. Regitz



Robert H. Welch          Director                      December 21, 1995
Robert H. Welch

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors
Zitel Corporation
Fremont, California

Our audit of the consolidated financial statements of Zitel Corporation and Subsidiaries referred to in our report dated October 25, 1995 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14a of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
San Jose, California
October 25, 1995

                                                                   SCHEDULE VIII



                                ZITEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1993, 1994 AND 1995


   Column A              Column B     Column C         Column D       Column E
   --------              --------     ----------       --------       --------
                                       Additions
                                      Charged to
                          Balance      Revenues        Write-offs     Balance at
                         Beginning     and Costs          and           End of
  Description            of Period    and Expense      Deductions      Period
  -----------            ---------    -----------      ----------     --------

     1993
--------------
Allowance for Doubtful
  Accounts               $109,000       $211,000       $ 61,000       $259,000

Provision for Obsolete
  Inventory              $185,000       $430,000       $476,000       $139,000


     1994
--------------
Allowance for Doubtful
  Accounts               $259,000       $282,000       $ 45,000       $496,000

Provision for Obsolete
  Inventory              $139,000       $730,000       $318,000       $551,000

     1995
--------------
Allowance for Doubtful
  Accounts               $496,000      $(408,000)            -        $ 88,000

Provision for Obsolete
  Inventory              $551,000       $278,000       $520,000       $309,000