Form 10-K/A
period 1995-09-30
ZITEL CORP
filed 1995-12-22
CIK 731647

FORM 10-K/A
                         (as amended December 22, 1995)

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


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZITEL CORPORATION


                              By:  Jack H. King
                                   ------------------------------
                                   Jack H. King
                                   President and Director
                                   Chief Executive Officer
                                   December 22, 1995


Jack H. King             President and Director        December 22, 1995
------------------------ (Chief Executive Officer)
Jack H. King



Henry C. Harris*         Vice President - Finance      December 22, 1995
------------------------ and Administration,
Henry C. Harris          Secretary (Chief Financial
                         and Accounting Officer)



Catherine P. Goodrich*   Director                      December 22, 1995
------------------------
Catherine P. Goodrich



William R. Lonergan*     Director                      December 22, 1995
------------------------
William R. Lonergan



William M. Regitz*       Director                      December 22, 1995
------------------------
William M. Regitz



Robert H. Welch*          Director                      December 22, 1995
------------------------
Robert H. Welch


*By their attorney-in-fact, Jack H. King
Jack H. King
------------------------
Jack H. King



                     Page 37 (as amended, December 22, 1995)

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