Form 10-Q
period 1995-12-31
ZITEL CORP
filed 1996-02-13
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1995

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1995 was 7,297,187.

                       ZITEL CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                      Page
                                                                     Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       December 31, 1995 (unaudited) and September 30, 1995            3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three Months
        Ended December 31, 1995 and 1994 ..................            4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Three Months Ended
       December 31, 1995 and 1994 .........................            5

     Notes to Condensed Consolidated
       Financial Statements ...............................            6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations ...............................            8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income
      per Common and Common Equivalent Share ..............           11

PART II.   Other Information

  Item 4.  Submission of Matters to a Vote of
             Security Holders .............................           12

  Item 6.  Exhibits and Reports on Form 8-K ...............           12

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                           ($000's)

                                               December 31,   September 30,
                                                   1995           1995

     ASSETS
Current assets:
  Cash and cash equivalents                      $ 5,103         $11,265
  Accounts receivable, net                         7,863           4,200
  Inventories                                      3,563           2,987
  Deferred and refundable taxes                    3,367           4,348
  Other current assets                             1,987             418
                                                 -------         -------
    Total current assets                          21,883          23,218

Fixed assets, net                                  1,463           1,419
Other assets, net                                  3,860           1,569
                                                 -------         -------
  Total assets                                   $27,206         $26,206
                                                 =======         =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $     5         $    13
  Accounts payable                                 1,188           1,725
  Accrued liabilities                              1,249           1,511
                                                 -------         -------
    Total current liabilities                      2,442           3,249

Shareholders' equity:
  Common stock                                    20,080          19,916
  Retained earnings                                4,684           3,041
                                                 -------         -------
    Total shareholders' equity                    24,764          22,957
                                                 -------         -------
  Total liabilities and
    shareholders' equity                         $27,206         $26,206
                                                 =======         =======


   The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (In thousands except per share data)


                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                         1995     1994
                                                        ------   ------

Net sales                                              $ 2,844  $ 2,710
Royalty revenue                                          4,469    4,145
                                                       -------  -------
  Total revenue                                          7,313    6,855
Cost of goods sold                                       1,920    2,213
Research and development expenses                        1,569    1,397
Selling, general & administrative expenses               1,980    1,691
                                                       -------  -------
  Operating income                                       1,844    1,554

Other income                                              (785)     (16)
                                                       -------  -------
  Income before income taxes                             2,629    1,570
Provision for income taxes                                 986       94
                                                       -------  -------
  Net income                                           $ 1,643  $ 1,476
                                                       =======  =======

Net income per share                                   $   .21  $   .21
                                                       =======  =======

Number of shares used in per share calculations          7,722    7,189
                                                       =======  =======



   The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)                   (UNAUDITED)
                                                            Three Months Ended
                                                              December 31,
                                                              1995      1994
Cash flows provided by (used in)                            -------   -------
 operating activities:
  Net income                                                $ 1,643   $ 1,476
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization                               243       385
    Provision for doubtful accounts                             168        54
    Provision for inventory allowances                          117        57
    Unrealized gains on trading security                       (641)        -
    Increase in accounts receivable                          (3,831)   (3,187)
    Decrease (increase) in inventories                         (693)      734
    Decrease in deferred and refundable taxes                   981        31
    Decrease (increase) in other current assets                  72      (174)
    Decrease in accounts payable                               (537)     (288)
    Decrease in accrued liabilities                            (262)     (258)
                                                            -------   -------
 Net cash used in operating activities                       (2,740)   (1,170)
                                                            -------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                                      (264)     (184)
 Purchase of other assets                                    (3,314)     (171)
                                                            -------   -------
 Net cash used in investing activities                       (3,578)     (355)
                                                            -------   -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock                                     164     3,509
   Proceeds from borrowings                                       0     1,956
   Repayments of borrowings                                      (8)   (1,045)
                                                            -------   -------
 Net cash provided by financing activities                      156     4,420
                                                            -------   -------
 Net increase (decrease) in cash                             (6,162)    2,895

Cash and cash equivalents,
  beginning of period                                        11,265     1,010
                                                            -------   -------

Cash and cash equivalents,
  end of period                                             $ 5,103   $ 3,905
                                                            =======   =======
   The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                  (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results expected for the full year.

2.  Inventories:

                             December 31,     September 30,
                                 1995             1995
                             ------------     -------------

     Raw materials              $  670           $  734

     Work in process               976              733

     Finished goods              1,917            1,520
                                ------           ------
                                $3,563           $2,987
                                ======           ======

3.  Other current assets:

    At the beginning of fiscal 1996, an investment in an unconsolidated company in the amount of $1,000,000 was revalued due to a public offering by the investee, which took place in October 1995. This investment, which was previously classified in other long-term assets, was reclassified to other current assets. In accordance with S.F.A.S. No. 115, this investment will be revalued to the current market value at the end of each reporting period and a gain or loss recognized for such period. For the quarter ended December 31, 1995, unrealized gains of $641,000 were recognized in other income and included in other current assets.

4.  Other assets:

    On November 17, 1995, the Company finalized an agreement to acquire 37.5% of MatriDigm Corporation, a privately held company. The investment, which consisted of preferred stock, totaled $3,350,000. Under the agreement, the Company obtained an exclusive license from MatriDigm to incorporate its technology in the development of new products. The Company does not expect development of any new products that incorporate the technology in the current fiscal year.

5. Effective October 1995, the Company negotiated a $3,000,000 revolving accounts receivable line of credit with a commercial bank. The line is collateralized by accounts receivable, inventory, equipment and tangible assets. Interest is at the prime rate (8.5% at December 31, 1995) and is payable monthly. The line of credit expires on September 30, 1996. At December 31, 1995, the Company had no borrowings against the line.

6.  Revenue recognition:

    Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

7. Income per share amounts are computed using the weighted average number of common and common equivalent (dilutive stock options) shares outstanding during each period presented, when dilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded net income of $1,643,000 ($0.21 per share) for the first quarter of fiscal 1996 compared to $1,476,000 ($0.21 per share) for the same period of the prior year. Results for the quarter ended December 31, 1995 reflected a tax provision of $986,000 (37.5% of income before income taxes) versus $94,000 (6% of income before income taxes) for the same period a year earlier and a gain of $641,000 on investments held for resale. Weighted average shares outstanding in the first quarter of fiscal 1996 were 7,722,000 compared to 7,189,000 for the first quarter of fiscal 1995.

Total revenue for the quarter ended December 31, 1995 was $7,313,000 versus total revenue of $6,855,000 for the same period of the prior year. The increase in total revenue is attributable to increases in both net sales ($134,000) and royalties ($324,000). The increase in net sales is due to initial shipments of the Company's second generation of CASD products (CASD-II) which began shipping in November 1995. Royalty revenue was strong this quarter as the third party that sells royalty-bearing products began shipping their second generation of products utilizing the Company's technology. The Company expects that royalty revenue will remain strong for the near future; however, should the third party's sales decline or should royalty-bearing products be replaced by non-royalty-bearing products, the Company's total revenue could be materially and adversely affected.

In mid-December, the Company announced the general availability of SCP-II for the open systems market. SCP-II is the open systems version of CASD-II. SCP-II now connects to Sun, HP, NT, Digital, and Unisys open systems platforms. Though the Company's announcement was 60 to 90 days behind its internal plan, early reception of SCP-II has been encouraging. The Company believes the price/performance characteristics of SCP-II for certain applications should make it an attractive alternative for vendors and users of open systems platforms. Commercial success of SCP-II is subject to risks and uncertainties including unanticipated technical problems, the need to achieve Company credibility in the open systems market, and introduction of more cost effective competitive products.

Gross margin as a percent of net sales was 32% for the quarter ended December 31, 1995 compared to 18% of net sales for the same period of the prior year. The improvement in gross margin percentage is primarily attributable to the impact of lower indirect sales cost in the current year period.

Research and development expenses for the quarter ended December 31, 1995 were 21% of total revenue compared to 20% of total revenue for the same period of the prior year. Research and development expenses increased $172,000, primarily as a result of continued expenditures on development of future CASD and software products.

Selling, general and administrative expenses were 27% of total revenue for the quarter compared to 25% of total revenue for the same period a year earlier. Selling, general and administrative expenses increased $289,000.

Other income was $785,000 for the quarter just ended versus other income of $16,000 for the comparable period of the prior year. For the quarter, other income included an unrealized gain of $641,000 on an investment held for resale. Interest income for the quarter was $139,000 versus $96,000 for the same period a year earlier. The increase in interest income is primarily related to larger cash balances invested and higher interest rates on cash invested during the current quarter.

Liquidity and Capital Resources

For the quarter ended December 31, 1995, working capital decreased $528,000 and cash flows used in operating activities was $2,740,000. The utilization of cash flows resulted primarily from an increase in accounts receivable of $3,831,000, an increase in inventory of $693,000, a decrease in accounts payable of $537,000 offset by net income of $1,643,000, and utilization of deferred tax assets of $981,000. During the quarter, $3,578,000 was used in investing activities. On November 17, 1995, the Company completed a $3,350,000 investment in MatriDigm Corporation. The Company acquired 37.5% of MatriDigm and also obtained a license under MatriDigm's proprietary technology. Net cash provided by financing activities during the quarter was $156,000. In October 1995, the Company negotiated a $3,000,000 revolving accounts receivable line of credit which expires on September 30, 1996. At December 31, 1995, the Company had no borrowings outstanding on the line of credit.

Management  believes  that the  Company  will  meet its cash  requirements  from
current  cash  on  hand,  other  existing  working  capital,   cash  flows  from
operations, and the utilization of the line of credit.














------------------------------------------------------------
Zitel and CASD are registered trademarks of Zitel Corporation. SCP is a trademark of Zitel Corporation. Digital is a trademark of Digital Equipment Corporation. HP is a registered trademark of Hewlett-Packard Company. MatriDigm is a trademark of MatriDigm Corporation. Sun Microsystems is a trademark of Sun Microsystems, Inc. Unisys is a registered trademark of Unisys Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                                                    EXHIBIT 11.1


                       ZITEL CORPORATION AND SUBSIDIARIES

                      COMPUTATION OF NET INCOME PER COMMON
                           AND COMMON EQUIVALENT SHARE

                     (In thousands except per share amounts)



                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                          1995      1994
                                                         ------    ------

Weighted average common shares outstanding                7,286     6,660

Computation of incremental outstanding shares :
   Net effect of dilutive stock options
    based on treasury stock method                          436       529
                                                         ------    ------
                                                          7,722     7,189
                                                         ======    ======

Net income                                               $1,643    $1,476
                                                         ======    ======

Net income per share                                     $  .21    $  .21
                                                         ======    ======



Primary and fully diluted income per share differ by less than one cent in all periods presented.

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on January 25, 1996. A total of 6,964,134 shares of the Company's Common Stock out of a total 7,297,187 shares outstanding on the record date for the meeting were represented and voted in person or by proxy.

     The Company has a five-person Board of Directors. At the annual meeting, all five directors were nominated and re-elected to the Board of Directors by a vote of at least 6,910,678 shares in favor and 53,456 shares instructing or withholding authority to vote.

     The shareholders approved the adoption of the 1995 Non-Employee Directors' Stock Option Plan including the reservation of 100,000 shares of Common Stock for issuance thereunder. The results of the vote were 6,505,215 shares voting for, 267,569 dissenting votes, 57,381 abstaining votes, and 133,969 with no voting instruction indicated.

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit  10.28 - Series A  Preferred  Stock  Purchase  Agreement
between  the  Company  and  MatriDigm   Corporation  dated  November  17,  1995.
(Confidential treatment has been requested for a portion of the exhibit.)

                Exhibit 27 - Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  February 13, 1996          Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)