Form 10-Q
period 1996-03-31
ZITEL CORP
filed 1996-05-10
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

                                or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-12194

                         ZITEL CORPORATION
     (Exact name of Registrant as specified in its charter)



           California                             94-2566313
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

     47211 Bayside Parkway                       94538-6517
      Fremont, California                        (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (510) 440-9600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No
                     ------     ------

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1996 was 7,364,312.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                            Page
                                                           Number
                                                           ------

PART I.  Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1996 (unaudited) and September 30, 1995 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months
        Ended March 31, 1996 and 1995 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 1996 and 1995 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ...............................  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
             of Operations ................................  8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income
      per Common and Common Equivalent Share .............. 11

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K ................. 12

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                           ($000's)

                                       March 31,    September 30,
                                         1996           1995

     ASSETS
Current assets:
  Cash and cash equivalents            $ 7,648         $11,265
  Accounts receivable, net               5,645           4,200
  Inventories                            4,508           2,987
  Deferred and refundable taxes          2,754           4,348
  Other current assets                   2,838             418
                                       -------         -------
    Total current assets                23,393          23,218

Fixed assets, net                        1,492           1,419
Other assets, net                        3,876           1,569
                                       -------         -------
  Total assets                         $28,761         $26,206
                                       =======         =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt    $     4         $    13
  Accounts payable                       1,276           1,725
  Accrued liabilities                    1,447           1,511
                                       -------         -------
    Total current liabilities            2,727           3,249

Shareholders' equity:
  Common stock                          20,366          19,916
  Retained earnings                      5,668           3,041
                                       -------         -------
    Total shareholders' equity          26,034          22,957
                                       -------         -------
  Total liabilities and
    shareholders' equity               $28,761         $26,206
                                       =======         =======



The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)


                           Three Months Ended   Six Months Ended
                                March 31,          March 31,
                           ------------------  -----------------
                              1996     1995      1996      1995
                            -------  -------   -------   -------

Net sales                   $ 1,747  $ 1,259   $ 4,591  $ 3,969
Royalty revenue               3,713    4,592     8,182    8,737
                            -------  -------   -------  -------
  Total revenue               5,460    5,851    12,773   12,706
Cost of goods sold            1,119    1,223     3,039    3,436
Research and development
  expenses                    1,625    1,595     3,194    2,992
Selling, general &
  administrative expenses     1,801    1,883     3,781    3,574
                            -------  -------   -------  -------
  Operating income              915    1,150     2,759    2,704

Other income                   (728)     (27)   (1,513)     (43)
                            -------  -------   -------  -------
  Income before income taxes  1,643    1,177     4,272    2,747
Provision for income taxes      659   (4,564)    1,645   (4,470)
                            -------  -------   -------  -------
  Net income                $   984  $ 5,741   $ 2,627  $ 7,217
                            =======  =======   =======  =======

Net income per share        $   .13  $   .74   $   .34  $   .97
                            =======  =======   =======  =======

Number of shares used in
  per share calculations      7,781    7,763     7,752    7,476
                            =======  =======   =======  =======



The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                                                (UNAUDITED)
                                             Six Months Ended
                                                  March 31,
                                               1996      1995
Cash flows provided by (used in)             -------   -------
 operating activities:
  Net income                                 $ 2,627   $ 7,217
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization                457       789
    Provision for doubtful accounts              197       259
    Provision for inventory allowances           143        89
    Increase in accounts receivable           (1,642)   (2,254)
    Unrealized gains on trading security      (1,297)        0
    Decrease (increase) in inventories        (1,664)    1,227
    Decrease (increase) in deferred and
      refundable taxes                         1,594    (4,438)
    Increase in other current assets            (121)     (136)
    Decrease in accounts payable                (449)   (1,396)
    Decrease in accrued liabilities              (63)     (203)
                                             -------   -------
 Net cash provided by (used in)
  operating activities                          (218)    1,154
                                             -------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                       (486)     (282)
 Purchase of other assets                     (3,354)     (407)
                                             -------   -------
 Net cash used in investing activities        (3,840)     (689)
                                             -------   -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock                      450     4,050
   Proceeds from borrowings                        0     3,658
   Repayments of borrowings                       (9)   (3,697)
                                             -------   -------
 Net cash provided by financing activities       441     4,011
                                             -------   -------
 Net increase (decrease) in cash              (3,617)    4,476
Cash, beginning of period                     11,265     1,010
                                             -------   -------
Cash, end of period                          $ 7,648   $ 5,486
                                             =======   =======

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

2.  Inventories:

                               March 31,      September 30,
                                 1996             1995
                               ---------      -------------

     Raw materials              $1,087           $  734

     Work in process               927              733

     Finished goods              2,494            1,520
                                ------           ------
                                $4,508           $2,987
                                ======           ======

3.  Other current assets:

    At the beginning of fiscal 1996, an investment in an unconsolidated company in the amount of $1,000,000 was revalued due to a public offering by the investee, which took place in October 1995. This investment, which was previously classified in other long-term assets, was reclassified to other current assets. In accordance with S.F.A.S. No. 115, this investment will be revalued to the current market value at the end of each reporting period and a gain or loss recognized for such period. For the six months ended March 31, 1996, unrealized gains of $1,297,000 were recognized in other income and included in other current assets.

4.  Other assets:

    On November 17, 1995, the Company finalized an agreement to acquire 37.5% of MatriDigm Corporation, a privately held company. The investment, which consisted of preferred stock, totaled $3,350,000. Under the agreement, the Company obtained an exclusive license from MatriDigm to incorporate its technology in the development of new products. The Company is not currently developing any new products that incorporate the technology. MatriDigm, to date, has not announced a product but is currently concentrating its efforts on developing a product to attack the "Year 2000 Problem".

5. Effective October 1995, the Company negotiated a $3,000,000 revolving accounts receivable line of credit with a commercial bank. The line is collateralized by accounts receivable, inventory, equipment and tangible assets. Interest is at the prime rate (8.25% at March 31, 1996) and is payable monthly. The line of credit expires on September 30, 1996. At March 31, 1996, the Company had no borrowings against the line.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded net income of $984,000 ($0.13 per share) for the quarter ended March 31, 1996 versus net income of $5,741,000 ($0.74 per share) for the same quarter of the prior year. Results for the quarter included a tax provision of $659,000 (40% of income before income taxes) versus a tax benefit in the amount of $4,564,000 for the same quarter of the previous year. The prior year tax benefit resulted from the recognition of deferred tax assets in accordance with S.F.A.S. No. 109, Accounting for Income Taxes. Included in the current quarter is an unrealized gain of $656,000 on an investment held for resale. Weighted average shares outstanding for the current quarter were 7,781,000 compared to 7,763,000 for the same quarter of the prior year.

For the six-months ended March 31, 1996, the Company recorded net income of $2,627,000 ($0.34 per share) versus net income of $7,217,000 ($0.97 per share)
for the same period a year earlier. Included in the current year is a tax provision of $1,645,000 (38.5% of income before income taxes) compared to a tax benefit in the prior year of $4,470,000. An unrealized gain on an investment held for resale in the amount of $1,297,000 is included in the current year. Year-to-date weighted average shares are 7,752,000 versus 7,476,000 in the prior year.

Total revenue for the quarter ended March 31, 1996 was $5,460,000 versus $5,851,000 for the same period a year earlier. Revenue for the current quarter included $3,713,000 in royalty revenue from the IBM RAMAC product versus $4,592,000 in the same quarter of the prior year. Royalty revenue continues to be a significant portion of total revenue. The Company expects that royalty revenue will remain strong for the near future; however, should the third party's sales decline or should royalty-bearing products be replaced by non-royalty-bearing products, the Company's total revenue could be materially and adversely affected.

Net sales for the quarter ended March 31, 1996 were $1,747,000 versus $1,259,000 for the same quarter of the prior year. The increase in net sales in the current quarter is related to the CASD-II product, which began shipping earlier in the fiscal year. In December 1995, the Company announced general availability of SCP-II for the open systems market. The Company did not realize significant net sales in that market during the second quarter but management continues to believe the price/performance characteristics for certain applications should make SCP-II an attractive alternative for vendors and users of open systems platforms. However, commercial success remains subject to risks and uncertainties, including unanticipated technical problems, the continuing need to achieve Company credibility in the open systems market, and the potential introduction of more cost-effective competitive products.

For the six months ended March 31, 1996, total revenue was $12,773,000 versus $12,706,000 for the same period of the prior year. Revenue for the six-month period included royalty revenue of $8,182,000 versus $8,737,000 in the prior year. Net sales for the six months ended March 31, 1996 increased to $4,591,000 primarily as a result of sales of the newly-released CASD-II products versus $3,969,000 for the same period of the prior year.

Gross margin as a percent of net sales was 36% for the quarter ended March 31, 1996 compared to a 3% margin for the same period of the previous year. For the six-month period ended March 31, 1996, gross margin was 34% versus 13% for the same period of the prior year. Gross margins on net sales in the current year are higher due to increased margins at standard and lower other cost of sales items.

Research and development expenses for the quarter ended March 31, 1996 were 30% of total revenue compared to 27% in the prior year. Actual spending increased $30,000. For the six-month period, research and development was 25% of total revenue versus 24% in the prior year. Actual spending increased $202,000.

Selling, general and administrative expenses were 33% of total revenue for the current quarter versus 32% in the prior year. Actual spending decreased $82,000. For the six-month period, selling, general and administrative expenses were 30% of total revenue versus 28% in the prior year. Actual spending increased $207,000.

Other income was $728,000 for the quarter just ended versus other income of $27,000 in the same quarter of the prior year. The current quarter includes income in the amount of $656,000 related to the recognition of an unrealized gain on an investment held for resale. Interest income for the quarter was $89,000 versus $85,000 in the prior year. For the six months just ended, other income was $1,513,000 as compared to $43,000 in the prior year.

Included in the current year is $1,297,000 of income related to the unrealized gain on an investment held for resale. Interest income in the current year is $227,000 versus $127,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1996, working capital increased $697,000 and cash flows used in operating activities was $218,000. An increase in accounts receivable of $1,642,000, an increase in gross inventory of $1,664,000, an increase in unrealized gains on a trading security of $1,297,000, and a decrease in accounts payable of $449,000 contributed to the cash used in operating activities. Net income of $2,627,000 and a decrease in deferred and refundable taxes of $1,594,000 partially offset these items. Cash in the amount of $486,000 was used to purchase capital equipment and other assets increased $3,354,000 in the current year. Net cash provided by financing activities consisted of the issuance of common stock in the amount of $450,000. The Company has a $3,000,000 line of credit which expires on September 30, 1996. At March 31, 1996, the Company had no borrowings outstanding on the line of credit.

Management believes that the Company will meet its cash requirements from current cash on hand, existing working capital, cash flows from operations, and the utilization of the line of credit.














- -------------------------------------------------------------------------------
Zitel and CASD are registered trademarks of Zitel Corporation.
SCP is a trademark of Zitel Corporation.
IBM and RAMAC are regisered trademarks of IBM Corporation.
Unisys is a registered trademark of Unisys Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                  EXHIBIT 11.1


               ZITEL CORPORATION AND SUBSIDIARIES

               COMPUTATION OF NET INCOME PER COMMON
                  AND COMMON EQUIVALENT SHARE

             (In thousands except per share amounts)



                          Three Months Ended   Six Months Ended
                               March 31,           March 31,
                          ------------------   ----------------
                             1996     1995       1996     1995
                            ------   ------     ------   ------

Weighted average common
  shares outstanding         7,338    7,173      7,312    6,916

Computation of incremental
 outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method      443      590        440      560
                            ------   ------     ------   ------
                             7,781    7,763      7,752    7,476
                            ======   ======     ======   ======

Net income                  $  984   $5,741     $2,627   $7,217
                            ======   ======     ======   ======

Net income per share        $  .13   $  .74     $  .34   $  .97
                            ======   ======     ======   ======



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


                                  ZITEL CORPORATION


Date:  May 10, 1996               Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)