Form 10-Q
period 1996-06-30
ZITEL CORP
filed 1996-08-12
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996 was 7,436,803

                       ZITEL CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                         Page
                                                                         Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1996 (unaudited) and September 30, 1995 .............      3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months
        Ended June 30, 1996 and 1995 ................................      4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended
       June 30, 1996 and 1995 .......................................      5

     Notes to Condensed Consolidated
       Financial Statements .........................................      6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .........................................      8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income
      per Common and Common Equivalent Share ........................     11

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K .........................     12

                       ZITEL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                    ($000's)

                                                June 30,   September 30,
                                                  1996         1995
     ASSETS
Current assets:
  Cash and cash equivalents                     $ 7,852       $11,265
  Accounts receivable, net                        8,041         4,200
  Inventories                                     3,896         2,987
  Deferred and refundable taxes                   2,035         4,348
  Other current assets                            2,236           418
                                                -------       -------
    Total current assets                         24,060        23,218

Fixed assets, net                                 1,986         1,419
Other assets, net                                 4,275         1,569
                                                -------       -------
  Total assets                                  $30,321       $26,206
                                                =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $     -       $    13
  Accounts payable                                1,193         1,725
  Accrued liabilities                             1,542         1,511
                                                -------       -------
    Total current liabilities                     2,735         3,249

Shareholders' equity:
  Common stock                                   20,772        19,916
  Retained earnings                               6,814         3,041
                                                -------       -------
  Total shareholders' equity                     27,586        22,957
                                                -------       -------
  Total liabilities and
    shareholders' equity                        $30,321       $26,206
                                                =======       =======



   The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      (In thousands except per share data)


                                 Three Months Ended   Nine Months Ended
                                       June 30,            June 30,
                                 ------------------   -----------------
                                    1996      1995      1996      1995
                                   ------    ------    ------    ------

Net sales                         $ 1,911   $ 2,791   $ 6,501   $ 6,760
Royalty revenue                     3,733     4,209    11,916    12,946
                                  -------   -------   -------   -------
  Total revenue                     5,644     7,000    18,417    19,706
Cost of goods sold                  1,780     2,182     4,819     5,618
Research and development
  expenses                          1,639     1,384     4,832     4,376
Selling, general &
  administrative expenses           1,974     1,921     5,756     5,495
                                  -------   -------   -------   -------
  Operating income                    251     1,513     3,010     4,217

Other income                       (1,612)      (76)   (3,125)     (119)
                                  -------   -------   -------   -------
  Income before
    income taxes                    1,863     1,589     6,135     4,336
Provision (benefit) for
  income taxes                        717       595     2,362    (3,875)
                                  -------   -------   -------   -------
  Net income                      $ 1,146   $   994   $ 3,773   $ 8,211
                                  =======   =======   =======   =======
Net income per share              $   .15   $   .13   $   .48   $  1.09
                                  =======   =======   =======   =======
Number of shares used in per
  share calculations                7,891     7,677     7,798     7,543
                                  =======   =======   =======   =======


The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($000's)                        (UNAUDITED)
                                                          Nine Months Ended
                                                               June 30,
                                                            1996      1995
Cash flows provided by (used in)                           ------    ------
 operating activities:
  Net income                                              $ 3,773   $ 8,211
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                             688     1,110
    Provision for doubtful accounts                           260       349
    Provision for inventory allowances                        360       297
    Unrealized gains on trading security                   (1,215)        -
    Gain on sale of trading security                       (1,569)        -
    Increase in accounts receivable                        (1,991)   (2,808)
    Decrease (increase) in inventories                     (1,269)    1,942
    Decrease (increase) in deferred and
      refundable taxes                                      2,313    (3,841)
    Increase in other current assets                         (144)     (170)
    Decrease in accounts payable                             (532)     (821)
    (Decrease) increase in accrued liabilities                 31      (225)
                                                          -------   -------
 Net cash provided by operating activities                    705     4,044
                                                          -------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                                  (1,186)     (407)
 Purchase of other assets                                  (3,775)     (322)
                                                          -------   -------
 Net cash used in investing activities                     (4,961)     (729)
                                                          -------   -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock                                   856     4,227
   Payments of long-term debt                                 (13)      (58)
                                                          -------   -------
 Net cash provided by financing activities                    843     4,169
                                                          -------   -------
 Net increase (decrease) in cash                           (3,413)    7,484
Cash, beginning of period                                  11,265     1,010
                                                          -------   -------
Cash, end of period                                       $ 7,852   $ 8,494
                                                          =======   =======

   The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                  (Amounts in thousands except per share data)



1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

2.  Inventories:

                                 June 30,     September 30,
                                   1996           1995
                                ---------     -------------

     Raw materials               $  832          $  734

     Work in process                903             733

     Finished goods               2,161           1,520
                                 ------          ------
                                 $3,896          $2,987
                                 ======          ======

3.  Other current assets:

    At the beginning of fiscal 1996, an investment in an unconsolidated company in the amount of $1,000,000 was revalued due to a public offering by the investee, which took place in October 1995. This investment, which was previously classified in other long-term assets, was reclassified to other current assets. In accordance with S.F.A.S. No. 115, this investment will be revalued to the current market value at the end of each reporting period. A portion of this investment was sold in June 1996. Gains in the amount of $1,569,000 have been realized on this sale and are included in other income. Cumulative unrealized gains recognized in other income through June 30, 1996 on the remaining portion of the investment amounts to $1,215,000.

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

5. Effective October 1995, the Company negotiated a $3,000,000 revolving accounts receivable line of credit with a commercial bank. The line is collateralized by accounts receivable, inventory, equipment and tangible assets. Interest is at the prime rate (8.25% at June 30, 1996) and is payable monthly. The line of credit expires on September 30, 1996. At June 30, 1996, the Company had no borrowings against the line.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded net income of $1,146,000 ($0.15 per share) for the quarter ended June 30, 1996 versus net income of $994,000 ($0.13 per share) for the same quarter of the prior year. Results for the quarter included a gain of $1,487,000 on an investment held for resale. Weighted average shares outstanding in the third quarter of fiscal 1996 were 7,891,000 compared to 7,677,000 for the third quarter of fiscal 1995.

For the nine months ended June 30, 1996, the Company recorded net income of $3,773,000 ($0.48 per share) versus net income of $8,211,000 ($1.09 per share)
for the same period a year earlier. Year to date, gains in the amount of $2,784,000 ($1,569,000 and $1,215,000, realized and unrealized, respectively) have been recognized on the investment held for resale. Included in the current year is a tax provision of $2,362,000 (38.5% of income before income taxes) compared to a tax benefit in the prior year of $3,875,000 resulting from the recognition of deferred tax assets in accordance with S.F.A.S. No. 109, Accounting for Income Taxes. Weighted average shares outstanding in the first nine months of fiscal 1996 were 7,798,000 compared to 7,543,000 for the first nine months of fiscal 1995.

Total revenue for the quarter ended June 30, 1996 was $5,644,000 versus $7,000,000 for the same period a year earlier. Revenue for the current quarter included $3,733,000 in royalty revenue from the IBM RAMAC product versus $4,209,000 in the same quarter of the prior year. For the nine months ended June 30, 1996, total revenue was $18,417,000 versus $19,706,000 for the same period of the prior year. Year-to-date royalty revenues amounted to $11,916,000 during the current year compared to $12,946,000 for the same period a year earlier. The Company expects that royalty revenue will remain strong for the near future; however, should the third party's sales decline or should royalty-bearing products be replaced by non-royalty-bearing products, the Company's total revenue could be materially and adversely affected.

Net sales for the quarter ended June 30, 1996 were $1,911,000 versus $2,791,000 for the same quarter of the prior year. Net sales for the nine-month period ended June 30, 1996 were $6,501,000 compared to $6,760,000 for the same period a year earlier. Net sales during the current quarter decreased as a result of the discontinuance of sales of the Company's OEM HiPPI interface card products, partially offset by a slight increase in net sales of CASD-II products, which began shipping earlier in the fiscal year. In December 1995, the Company announced general availability of SCP-II for the open systems market. The Company did not realize significant net sales in that market during the third quarter but management continues to believe the price/performance characteristics for certain applications should make SCP-II an attractive alternative for vendors and users of open systems platforms. However, commercial success remains subject to risks and uncertainties, including unanticipated technical problems, the continuing need to achieve Company credibility in the open systems market, and the potential introduction of more cost-effective competitive products.

Gross margin for the quarter and nine months ended June 30, 1996 was 7% and 26% of net sales, respectively. This compares to 22% and 17% of net sales for the same periods a year earlier. The decrease in gross margin percentage for the quarter ended June 30, 1996 is primarily attributable to a change in product mix and to the amortization of materials-related standards changes. For the nine month period ended June 30, 1996, the increase in gross margin percentage is attributable to increased sales of higher margin CASD-II products and a decrease in other cost of sales which do not vary directly with sales volume. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected in the event net sales should increase significantly; there can be no assurance that net sales will increase significantly.

Research and development expenses for the quarter ended June 30, 1996 were 29% of total revenue compared to 20% for the same period a year earlier. Actual spending increased $255,000. For the nine-month period, research and development was 26% of total revenue versus 22% in the prior year. Actual spending increased $456,000. The increase in spending in the two periods is primarily related to the increase in development spending and an increase in personnel.

Selling, general and administrative expenses were 35% of total revenue for the current quarter versus 27% in the prior year. Actual spending increased $53,000. For the nine-month period, selling, general and administrative expenses were 31% of total revenue versus 28% in the prior year. Actual spending increased $261,000.

Other income was $1,612,000 for the quarter just ended versus other income of $76,000 in the same quarter of the prior year. Included in the current quarter is a gain of $1,487,000 on an investment held for resale. Interest income for the quarter was $114,000 versus $120,000 in the prior year. For the nine months just ended, other income was $3,125,000 as compared to $119,000 in the prior year. Included in other income for the current year is $2,784,000 ($1,569,000 realized and $1,215,000 unrealized) of income recognized related to an investment held for resale. Interest income in the current year is $342,000 versus $247,000 in the prior year.

Liquidity and Capital Resources

For the nine-month period ended June 30, 1996, working capital increased $1,356,000 and cash flows provided by operating activities were $705,000. Cash flows from operating activities were generated primarily from net income of $3,773,000, a decrease in deferred and refundable taxes of $2,313,000 and depreciation and amortization of $688,000. This was offset by an increase in gains on a trading security of $2,784,000, an increase in accounts receivable of $1,991,000, an increase in inventory of $1,269,000, and a decrease in accounts payable of $532,000. Cash in the amount of $1,186,000 was used to purchase capital equipment and other assets increased $3,775,000 in the current year. Net cash provided by financing activities consisted of the issuance of common stock in the amount of $856,000. The Company has a $3,000,000 line of credit which expires on September 30, 1996. At June 30, 1996, the Company had no borrowings outstanding on the line of credit.

Management believes that the Company will meet its cash requirements from current cash on hand, existing working capital, cash flows from operations, and the utilization of the line of credit.





- -------------------------------------------------------------
Zitel and CASD are registered trademarks of Zitel Corporation. SCP is a trademark of Zitel Corporation. IBM and RAMAC are registered trademarks of IBM Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                                                    EXHIBIT 11.1


                       ZITEL CORPORATION AND SUBSIDIARIES

                      COMPUTATION OF NET INCOME PER COMMON
                           AND COMMON EQUIVALENT SHARE

                     (In thousands except per share amounts)



                                        Three Months Ended  Nine Months Ended
                                              June 30,           June 30,
                                        ------------------  -----------------
                                           1996     1995      1996      1995
                                          ------   ------    ------    ------

Weighted average common
 shares outstanding                       7,398    7,218     7,341     7,017

Computation of incremental
  outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method                   493      459       457       526
                                         ------   ------    ------    ------
                                          7,891    7,677     7,798     7,543
                                         ======   ======    ======    ======

Net income                               $1,146   $  994    $3,773    $8,211
                                         ======   ======    ======    ======

Net income per share                     $  .15   $  .13    $  .48    $ 1.09
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


                                  ZITEL CORPORATION


Date:  August 12, 1996            Jack H. King
                                  Jack H. King
                                  President &
                                  Chief Executive Officer