Form 10-Q/A
period 1995-12-31
ZITEL CORP
filed 1996-12-16
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10QA

       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 1995

                                       or

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-12194

                                ZITEL CORPORATION
             (Exact name of Registrant as specified in its charter)



           California                                      94-2566313
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

      47211 Bayside Parkway                                94538-6517
       Fremont, California                                 (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (510) 440-9600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ----

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1995 was 7,297,187.

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibit 10.28 - Series A Preferred Stock Purchase Agreement between the Company and MatriDigm Corporation dated November 17, 1995. (Confidential treatment has been requested for a portion of this exhibit. The confidential portion has been omitted and filed separately with the Commission.)

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ZITEL CORPORATION


Date:  December 16, 1996                  Henry C. Harris
                                          Henry C. Harris
                                          Vice President, Finance &
                                          Administration
                                          (Chief Financial and
                                          Accounting Officer)