Form 10-K
period 1996-09-30
ZITEL CORP
filed 1996-12-20
CIK 731647

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1996
                                       OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes __X__     No _____.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 30, 1996 (based upon the closing sale price of stock on such date) was $339,257,112.00. As of November 30, 1996, 14,906,678 of the
Registrant's Common Stock were outstanding.


                      Documents Incorporated by Reference:

Portions of the Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

                             PART I

Item 1:  BUSINESS

                            Business

Zitel  Corporation  ("Zitel"  or  the  "Company")  specializes  in  the  design, manufacture and marketing of high-performance, mission-critical storage subsystems for enterprise-wide applications which include relational database, batch and on-line transaction processing. Its primary products include CASD (Cached Actuator Storage Device) subsystems for Unisys A and V mainframes, and CASD-II/Enterprise, CASD technology architected for UNIX, NT and NETWARE based open systems. The Company also develops and markets single-system and multi-system performance measurement and modeling software used on a variety of UNIX and proprietary platforms to measure the performance of complex client/server environments. These products are marketed worldwide through a variety of channels including systems integrators, value-added resellers and distributors, sales representatives, Original Equipment Manufacturers (OEMs), and directly to end users. Additionally, the Company is a reseller of Year 2000 compliance services. The Company conducts its business within one industry segment.

Zitel was organized in 1979 to provide semiconductor memory systems to OEM customers. The Company's first end user product was the solid state RAMdisk sold to users of Unisys Corporation mainframe computer systems. The Company then introduced its line of rotating memory systems incorporating its CASD technology, enhanced with caching solid state memory and proprietary algorithms, also for Unisys computer systems. In 1995, the Company announced the availability of the CASD products for the open systems and relational database markets. In late fiscal 1995, the second generation of CASD (CASD-II) was announced for general availability into the Unisys market. CASD-II for the open systems and relational database markets were announced in December 1995. The Company also sells Value Analysis Modeling (VAM)/Capacity Planner and NetArchitect software products which enables customers to plan their future information technology systems by balancing service levels required to support business applications with the costs of building and maintaining those systems. In 1996, the Company became a reseller of MatriDigm Corporation's Year 2000 compliance services. The Company operates with little backlog. Most of its orders are shipped in the quarter received.

In 1992, the Company entered into a joint development agreement with International Business Machines (IBM) Corporation. In September and October of 1994, IBM announced general availability of RAMAC products, which incorporate Zitel technology, and upon which the Company is receiving royalties based on RAMAC products sold. In October 1995 and September 1996, IBM announced the general availability of RAMAC 2 and RAMAC 3, respectively, its second and third generation of RAMAC, which continue to include Zitel technology and upon which Zitel will receive royalties. Royalties from RAMAC products constituted 38%, 65% and 63% of total revenue in fiscal 1994, 1995 and 1996, respectively. In the event that IBM should replace its current RAMAC products with products that do not incorporate the Company's technology or if sales of royalty bearing products were to produce significantly lower royalty payments and the Company were to be unable to generate profitable revenue from other sources, the Company could be unable to continue operations as currently conducted.

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

                    Research and Development and New Products

During fiscal 1996, the Company invested in a number of development programs including the enhancement of CASD-II, the current generation of rotating memory systems incorporating its CASD technology; other CASD programs for future generations of CASD; and the development of NetArchitect, a software package for client/server network design and simulation. Expenditures for research and development activities were approximately $6,551,000, $5,754,000 and $7,071,000 in fiscal 1996, 1995 and 1994, respectively.

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

                                    Products

The Company offers a family of rotating memory systems utilizing the CASD technology for use with Unisys A and V mainframe computers and with most UNIX, NT, Open VMS and NETWARE server platforms. The Company also offers a family of software planning tools that help Information Technology managers architect and evaluate client/server environments.

CASD-II, the second generation of the Company's CASD products, was introduced in September, 1995. CASD products integrate a high-capacity solid state cache with multiple rotating disk drives and utilize interactive caching algorithms. Modules utilizing the technology are available with cache sizes ranging from 64 to 512 megabytes and with one to four disk drives with capacities from 4.3 to
17.2 gigabytes, depending on the market the products are sold into. These modules can be sold on an individual module basis or are available in cabinet configurations ranging from one to six modules and up to 103 gigabytes per cabinet. Pricing for a single module ranges from approximately $16,500 to $27,900. Subsystems incorporating CASD technology are available in prices from $74,000 to $175,400, depending on the number of modules utilized, the amount of cache utilized, optional equipment, and other factors.

Performance and Modeling, Inc., Zitel's wholly-owned subsidiary, designed and developed the Value Analysis Modeling (VAM) family of system planning tools, VAM/Capacity Planner and NetArchitect. VAM/Capacity Planner is a Windows-based system modeling tool that reduces analyses and planning costs by enabling companies to correctly identify current system utilization and undertake sophisticated "what-if?" analyses of modifications in system deployment or design. VAM/Capacity Planner's embedded expertise allows easy examination of the effects of various configuration changes and determines the best equipment enhancements. VAM/Capacity Planner measures and simulates performance of IBM
MVS, Digital VMS, Unisys proprietary, and a wide variety of open systems platforms. This software tool aids system administrators to anticipate, track and correct system performance bottlenecks and I/O problems.

NetArchitect is a network modeling tool that has an intuitive, easy-to-use, Windows-based Graphical User Interface. This package is designed for the Network Administrator who has the responsibility of designing and installing a new network, or maintaining and expanding existing structures. As network requirements become increasingly more complex, computer-aided tools will be mandatory to sort through and evaluate the many issues and possibilities prior to the investment and installation of significant amounts of capital equipment. With these capabilities in mind, NetArchitect also has practical applications as a pre-sales tool for systems integrators, VARs, and other channels selling or consulting on network management. NetArchitect runs under Windows 3.X, Windows 95 and Windows NT.

                              MatriDigm Corporation

In November 1995, Zitel invested $3,350,000 in cash, $66,000 in equipment and $150,000 in future rent and administrative services in exchange for preferred stock and certain technology rights of a newly-formed company, MatriDigm Corporation ("MatriDigm"), which represented 37.5% of the capital stock of MatriDigm on a fully-converted basis. MatriDigm was formed to provide COBOL maintenance and re-engineering services. As of December 15, 1996, Zitel beneficially owned approximately 33% of the outstanding capital stock on a fully-converted basis. Zitel's percentage ownership will change as MatriDigm raises additional capital and as options under MatriDigm's stock option plan vest and are exercised.

The initial focus of MatriDigm has been development of technology to automate the conversion of legacy software code which could not recognize or utilize dates after the year 1999 (the "Year 2000 Problem") into code which is able to recognize and utilize dates into the next century. MatriDigm has devoted substantially all of its resources to development of such technology and has stated that it expects to announce general availability of its conversion services early in 1997.

Substantially all software programs written assume that the first two digits of any date are "19" and cannot recognize or utilize dates commencing with the year 2000. Estimates of the cost and available market for conversion of existing code to eliminate this problem are in the hundreds of billions of dollars. A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services and competition is expected to be intense among the providers of such services.

MatriDigm believes that the software systems it is developing will have substantial advantages over the currently available systems. However, as with all development projects, there are risks that the software in development will not be successfully developed, will take longer to develop than MatriDigm currently expects, will not have the functionality currently planned or will have "bugs" or other problems rendering the commercial provision of conversion services more difficult or impossible. MatriDigm has stated that it expects to announce general availability of its conversion services in January 1997, but general availability may differ materially from that expectation.

In August 1996, Zitel was authorized to become a reseller of MatriDigm's year 2000 compliance services on a commission basis. Zitel has established a new division to market those services and is in the process of staffing, training and performing preliminary marketing efforts. The reseller agreement also provides Zitel the exclusive right to create portable, on-site centers for the performance of services offered by the Company for certain accounts in certain circumstances. The Company's ability to generate sales and revenues is dependent on the success of MatriDigm's development effort and there is no assurance that the Company will be successful in generating profitable sales of conversion services.

                             Marketing and Customers

Zitel offers its products through system integrators, value-added resellers and distributors, OEMs, and directly to end users. Zitel's direct sales and service staff consists of employees who operate from Arizona, California, Florida, Kansas, Massachusetts, New Jersey, New York, Pennsylvania, Tennessee, Virginia, and Europe.

In fiscal 1996, Proven Technology and Banamex accounted for 13.0% and 11.8% of net sales, respectively. In fiscal 1995, Lockheed Martin Missiles and Space Company accounted for 14.3% of net sales. In fiscal 1994, Unisys Mexico accounted for 14.5% of net sales

During fiscal 1996, Zitel sold to approximately 113 customers, both domestically and internationally. Foreign and export sales were approximately $4.3 million in fiscal 1996, up from approximately $3.1 million in fiscal 1995.

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

                                  Competition

During fiscal 1996, the Company generated a majority of its net sales in the Unisys end user market. Unisys Corporation offers alternative products by which a computer user can achieve enhanced performance. Zitel products compete against these alternatives in providing the customer with the best performance solution. Zitel also competes with other independent manufacturers of devices in the Unisys market and several system integrators. During fiscal 1996, competition remained at a high level and average sales prices continued to decline. Depending on the other markets served, the Company may compete with the computer manufacturer and/or third party companies.

                                     Patents

Management believes that technical expertise, responsiveness to user requirements and implementation of technological advances are mandatory factors in Zitel's markets. Zitel applied for additional patent protection on certain elements of its CASD products, VAM software products and other products in the development stage. During the year, the Company received one patent on one of its other products, bringing the total patents currently held to five. There can be no assurance that any of the other patents applied for will be issued or, if issued, provide any meaningful protection.

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

The Company utilizes various subcontractors to assemble and solder printed circuit boards using material purchased by the Company or to produce surface mount ASICs to Zitel's workmanship standards. Completed assemblies are then inspected by Zitel's receiving inspection department and submitted to its manufacturing test operation. This test operation provides board-level and system-level testing under stressed operating conditions.

The Company's hardware products use a large number of components that are generally available from several sources and the Company believes that the loss of one or more of its suppliers will not have a material effect on operations.

                                    Employees

At the end of fiscal 1996, the Company employed 105 persons on a full time basis, 36 in research and development, 16 in manufacturing, 29 in sales and marketing, and 24 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand. None of Zitel's employees are represented by a labor union and the Company believes that its employee relations are good.

Item 2:  PROPERTIES

Zitel leases its primary manufacturing and office facility under a noncancelable operating lease, which expires in March 1998, with an average annual rent of approximately $502,000 per annum.

Item 3:  LEGAL PROCEEDINGS

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

Executive Officers of the Registrant

Set forth below is information regarding executive officers of the Company who are not directors.

Name                     Age       Position
Richard F. Harapat        61       Vice President, International Sales
Henry C. Harris           48       Vice President, Finance and
                                     Administration; Chief Financial
                                     Officer; Chief Accounting Officer;
                                     Secretary
Jesse I. Stamness         50       Vice President, Engineering
Frank J. Vukmanic         50       Vice President, Domestic Sales

Richard F. Harapat joined Zitel as Director of International Sales in March of 1986. In October of 1987, he was promoted to Vice President of End User Sales and, in mid-1992, to Vice President of International Sales. Prior to joining Zitel, he spent over 30 years in the computer industry in the sales management area, 15 of which were with Burroughs Corporation.

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

Jesse I. Stamness joined Zitel in May 1991. He has over 26 years of development experience in data storage and storage controller products for various markets including IBM and Unisys. Mr. Stamness has been granted many patents in disk storage controller and caching technology and currently has several patents pending on technology recently released. He has held senior engineering management positions at Unisys Corporation, Memorex Corporation and Burroughs Corporation.

Frank J. Vukmanic joined Zitel in June 1994 as Vice President of Marketing, which he relinquished in February 1996 to become Vice President of Domestic Sales. Prior to joining Zitel, Mr. Vukmanic was CEO of Edgetech International, a consulting firm, from October 1993 until joining Zitel. From June 1989 to September 1993, Mr. Vukmanic was Sr. Vice President of Amperif Corporation responsible for worldwide sales, marketing, customer support, and customer engineering for mass storage products. For 19 years prior to joining Amperif, Mr. Vukmanic held various sales and marketing management positions with Unisys Corporation. His experience includes over 25 years in sales, marketing, product management, customer service and support management, and program management.



























Zitel, CASD and RAMdisk are registered trademarks of Zitel Corporation. NetArchitect and VAM are trademarks of Zitel Corporation. Digital is a trademark of Digital Equipment Corporation. IBM, MVS and RAMAC are registered trademarks of IBM Corporation. MatriDigm is a trademark of MatriDigm Corporation. Windows NT is a trademark of Microsoft Corporation. Unisys is a registered trademark of Unisys Corporation. Unisys A and V are trademarks of Unisys Corporation. UNIX is a registered trademark of UNIX Systems Laboratories, Inc., in the United States and other countries. All other product names are trademarks or registered trademarks of their respective holders.

PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Zitel Corporation's common stock is traded in the over-the-counter market and is listed on the Nasdaq National Market System under the symbol ZITL.

The following table shows the quarterly high and low closing prices in the Nasdaq National Market System after giving effect to the two-for-one stock split on November 27, 1996:

          FISCAL              1996                  1995
                       -------------------   -------------------
                         High        Low       High        Low
                       --------   --------   --------   --------
     First Quarter      6 3/8     4 11/16     6 13/16   3 15/16
     Second Quarter     6 15/16   5 1/16     10 3/8     5 13/16
     Third Quarter     10         6 1/16      6 1/2     4 1/16
     Fourth Quarter    10 1/8     5 1/8       6 13/16   4 5/8

As of September 30, 1996, the Registrant had approximately 251 shareholders of record of its Common Stock.

The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                   1996     1995     1994      1993      1992

Total Revenue                    $23,066  $23,714  $17,452   $21,780   $47,771
  Net income (loss)                4,049    8,526   (6,961)   (8,277)      783

Net income (loss) per share          .26      .56     (.55)     (.67)      .06
Number of shares used in
  per share calculation           15,626   15,166   12,654    12,358    13,110

At year end:
Working capital                   20,445   19,969    7,202    15,668    18,374
Total assets                      30,699   26,206   13,678    24,230    32,442
Long-term liabilities                  -        -       13     4,355       305
Shareholders' equity              27,089   22,957   10,004    16,203    23,802

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and notes thereto.

Business

Zitel Corporation (the "Company") specializes in the design, manufacture and marketing of high-performance, mission-critical storage subsystems for relational database, batch and on-line transaction processing. The Company also develops and markets single-system and multi-system performance management and modeling software used on a variety of UNIX and proprietary platforms to manage the performance of client/server environments. These products are marketed worldwide through a wide variety of channels including systems integrators, value-added resellers and distributors, OEMs, and directly to end users. The Company has recently been appointed as an authorized reseller of the Year 2000 services by an affiliated company. It has not completed development of its Year 2000 services and no revenue has been generated from this activity.

1996 vs. 1995

Total revenue for 1996 was $23,066,000 compared with revenue of $23,714,000 in the prior year, a decrease of 3%. The decrease in total revenue is attributable to a decrease in royalty revenue based upon the sale of products incorporating the Company's technology by a third party from $15,421,000 to $14,473,000. The third party has recently commenced shipping a third generation product incorporating the Company's technology and management is not yet in a position to express a view on the level of future royalty revenue.

Net sales were approximately level year to year with increases in sales of CASD products into the Unisys Corporation computer systems market offsetting the absence of sales of products discontinued or sold in fiscal 1995. Net sales into the open system market were not a material portion of the Company's sales until the fourth quarter of the year. While management has been encouraged by the initial reception of these products, the Company's ability to sell these products in quantities and at prices resulting in profitable operations is yet to be established.

Cost of goods sold as a percentage of net sales decreased to 77% in 1996 from 82% of net sales in the prior year. The improvement in cost of goods sold was attributable to lower material and production costs of the newly introduced CASD-II. The average sales price per megabyte of product sales declined by nearly 50% during the year.

Research and development expenses were 28% of total revenue versus 24% of total revenue in the prior year. Spending increased $797,000, primarily attributable to enhancements of existing products and the development of new products. The increase was primarily related to increased salary and related costs, consulting costs and costs associated with chip development.

Selling, general and administrative expenses were 35% of total revenue versus 29% of total revenue in the prior year. Actual spending increased $1,058,000. The increase is primarily attributable to an increase in bad debt expense of $367,000 resulting from a bad debt reversal in the prior year and increases in expenses in a wide variety of expense categories.

Included in interest and other income is a gain on trading securities of $4,177,000 of which $2,136,000 has been realized. Also included is interest income in fiscal 1996 of $482,000 versus $399,000 in 1995. The increase is primarily related to higher cash balances invested in fiscal 1996 versus 1995.

In 1996, the Company recorded a tax provision of 38% of income before income taxes. In 1995, the Company recorded a tax provision of 33.2% of income before income taxes, which was offset by the utilization of net operating losses and the recognition of deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," totaling $5,500,000.

On November 27, 1996, the Company's common stock was split two-for-one in the form of a stock dividend to shareholders of record on November 18, 1996. All applicable share and per-share data in these financial statements have been restated to give effect to the stock split.

1995 vs. 1994

Total revenue for 1995 was $23,714,000 compared with revenues of $17,452,000 in the prior year, an increase of 36%. The increase in revenue was attributable to an increase of $8,743,000 in royalties, partially offset by a decrease of $2,481,000 in net sales. Fiscal 1995 represented the first full year that royalties based on a third party's sales of products incorporating the Company's technology were received.

In  1994,  royalties  represented  a  one-time   non-refundable   prepayment  of
$6,378,000 from this third party and $300,000 from product sales in the fourth quarter of the fiscal year.

The decrease in net sales continued to impact operational profitability excluding royalty revenue. The decrease in net sales was primarily attributable to competitive factors in the data storage market which have made the Company's original generation of CASD products a less cost effective solution for end-users of Unisys Corporation computer systems. A new generation of CASD products for the Unisys market was announced for general availability in early October 1995.

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

Selling, general and administrative expenses were 29% of total revenue versus 43% of total revenue in the prior year. Actual spending decreased $586,000. The decrease was primarily attributable to the reversal of a bad debt reserve for an expected collection of a receivable ($350,000).

Interest expense in fiscal 1995 was $57,000 versus $310,000 in the prior year. The decrease was primarily attributable to lower levels of debt in fiscal 1995 versus 1994. Interest income in fiscal 1995 was $399,000 versus $174,000 in 1994. The increase is primarily related to higher cash balances invested in fiscal 1995 versus 1994.

In 1995, the Company recorded a tax provision of 33.2% of income before income taxes. This provision was offset by the utilization of net operating losses and the recognition of deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," totaling $5,500,000.

Liquidity and Capital Resources

The Company's principal sources of working capital are product sales and royalty revenue. Working capital increased $476,000 during fiscal 1996 and cash flows provided by operations were $626,000. Cash flows from operating activities were generated primarily from net income of $4,049,000, a decrease in deferred and refundable taxes of $2,124,000, an increase in accounts payable of $341,000 and depreciation and amortization of $935,000. This was offset by an increase in marketable securities of $2,382,000, an increase in accounts receivable of $1,342,000 and an increase in inventory of $1,224,000.

Net cash used in investing activities was $2,745,000. $1,676,000 was used to purchase capital equipment in the current year and $3,497,000 was utilized to invest in a private company. This was offset by the proceeds of $2,795,000 from the sale of a trading security.

Net cash provided by financing activities in the current year was $70,000. $989,000 was generated from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. This was offset by the repurchase of 130,000 shares of the Company's common stock for $906,000. The Company had a $3,000,000 line of credit during the year that was extended to November 30, 1996. The Company did not utilize the line of credit during the year.

Management  believes  that the  Company  will  meet its cash  requirements  from
current  cash  on  hand,  other  existing  working  capital,   cash  flows  from
operations, and the utilization of the line of credit.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)


                                                                September 30,
                                                              1996         1995
Assets
Current assets:
  Cash and cash equivalents                                $  9,216     $ 11,265
  Marketable securities                                       2,382            -
  Accounts receivable, less allowance for doubtful
    accounts of $88 in 1996 and in 1995                       5,542        4,200
  Inventories                                                 4,211        2,987
  Deferred and refundable taxes                               2,224        4,348
  Other current assets                                          480          418
                                                           --------     --------
    Total current assets                                     24,055       23,218

Fixed assets-net                                              2,253        1,419
Other assets-net                                              4,391        1,569
                                                           --------     --------
  Total assets                                             $ 30,699     $ 26,206
                                                           ========     ========

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                         $  2,066     $  1,725
  Accrued liabilities                                         1,544        1,524
                                                           --------     --------
    Total current liabilities                                 3,610        3,249

Commitments (See note)

Shareholders' equity:
  Preferred stock, no par value; 1,000 shares
    authorized, none issued
  Common stock, no par value; 20,000 shares authorized:
    Issued and outstanding; 14,820 shares and 14,552
      shares at September 30, 1996 and 1995, respectively    20,723       19,916
  Retained earnings                                           6,366        3,041
                                                           --------     --------
    Total shareholders' equity                               27,089       22,957
                                                           --------     --------
  Total liabilities and shareholders' equity               $ 30,699     $ 26,206
                                                           ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)


                                                     Year Ended September 30,
                                                    1996       1995       1994

Net sales                                         $ 8,593    $ 8,293    $10,774
Royalty revenue                                    14,473     15,421      6,678
                                                  -------    -------    -------
  Total revenue                                    23,066     23,714     17,452

Costs and expenses:
  Cost of goods sold                                6,630      6,807      9,682
  Research and development                          6,551      5,754      7,071
  Selling, general and administrative               8,002      6,944      7,530
                                                  -------    -------    -------
    Operating income (loss)                         1,883      4,209     (6,831)

Interest and other expense                             25        156        419
Interest and other income                          (4,670)      (418)      (289)
                                                  -------    -------    -------
    Income (loss) before income taxes               6,528      4,471     (6,961)

Provision (benefit) for income taxes                2,479     (4,055)         -
                                                  -------    -------    -------
    Net income (loss)                             $ 4,049    $ 8,526    $(6,961)
                                                  =======    =======    =======
Net income (loss) per share                       $   .26    $   .56    $  (.55)
                                                  =======    =======    =======
Number of shares used in per share calculation     15,626     15,166     12,654
                                                  ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Shareholders' Equity
(In thousands except per share data)



                                                    Common    Common    Retained          Total
                                                     Stock     Stock    Earnings   Shareholders'
                                                    Shares    Amount   (Deficit)         Equity
Balances at September 30, 1993                      12,466   $14,727     $ 1,476        $16,203

Issuance of common stock:
  Stock options exercised ($0.34-$3.82
    per share)                                         308       504           -            504
  Employee stock purchase plan ($1.07 and $1.65
    per share)                                         196       258           -            258
Net loss                                                 -         -      (6,961)        (6,961)
                                                    ------   -------     -------        -------
Balances at September 30, 1994                      12,970    15,489      (5,485)        10,004

Issuance of common stock:
  Stock options exercised ($0.34-$4.57
    per share)                                         544     1,262           -          1,262
  Employee stock purchase plan ($1.07 and $3.83
    per share)                                         134       230           -            230
  Private placement                                    900     2,922           -          2,922
  Stock warrants                                         4        13           -             13
Net income                                               -         -       8,526          8,526
                                                    ------   -------     -------        -------
Balances at September 30, 1995                      14,552    19,916       3,041         22,957

Issuance of common stock:
  Stock options exercised ($0.82-$7.94
    per share)                                         310       686           -            686
  Employee stock purchase plan ($4.15 and $5.10
    per share)                                          66       303           -            303
  Stock repurchase                                    (130)     (182)       (724)          (906)
  Stock warrants                                        22         -           -              -
Net income                                               -         -       4,049          4,049
                                                    ------   -------     -------        -------
Balances at September 30, 1996                      14,820   $20,723     $ 6,366        $27,089
                                                    ======   =======     =======        =======

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
(In thousands)



                                                              Year Ended September 30,
                                                             1996       1995       1994
Cash flows provided by (used in) operating activities:
Net income (loss)                                            $ 4,049   $ 8,526    $(6,961)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Depreciation and amortization                                  935     1,384      2,495
  Loss on disposal of fixed assets                                15       111        212
  Provision for doubtful accounts                                185       114        237
  Provision for inventory allowances                             480       176        233
  Unrealized gains on marketable securities                   (2,041)        -          -
  Realized gains on marketable securities                     (2,136)        -          -
  Deferred and refundable income taxes                         2,124    (4,104)     1,412
  Decrease (increase) in accounts receivable                  (1,527)     (529)       213
  Decrease (increase) in inventories                          (1,770)    1,825      3,276
  Decrease (increase) in other current assets                    (62)      418        722
  Increase (decrease) in accounts payable                        341      (298)       755
  Increase (decrease) in accrued liabilities                      33       (50)       226
  Decrease in other long-term liabilities                          -         -       (113)
  Royalty revenues utilized to retire note payable                 -         -     (5,000)
                                                             -------   -------    -------
    Net cash provided by (used in) operating activities          626     7,573     (2,293)
                                                             -------   -------    -------
Cash flows provided by (used in) investing activities:
  Acquisition of fixed assets                                 (1,676)   (1,222)      (566)
  Investment in unconsolidated company                        (3,497)        -          -
  Sale of trading security                                     2,795         -          -
  Purchase of other assets                                      (367)     (446)       (66)
                                                             -------   -------    -------
    Net cash used in investing activities                     (2,745)   (1,668)      (632)
                                                             -------   -------    -------
Cash flows provided by (used in) financing activities:
  Issuance of common stock                                       989     4,427        762
  Repurchase of common stock                                    (906)        -          -
  Proceeds from borrowings                                         -     3,646          -
  Repayments of borrowings                                       (13)   (3,723)      (221)
                                                             -------   -------    -------
    Net cash provided by financing activities                     70     4,350        541
                                                             -------   -------    -------
Net increase (decrease) in cash                               (2,049)   10,255     (2,384)
Cash and cash equivalents, beginning of year                  11,265     1,010      3,394
                                                             -------   -------    -------
Cash and cash equivalents, end of year                       $ 9,216   $11,265    $ 1,010
                                                             =======   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

Summary of Significant Accounting Policies:

Zitel Corporation (the "Company") specializes in the design, manufacture and marketing of high-performance, mission-critical storage subsystems for relational database, batch and on-line transaction processing. The Company also develops and markets single-system and multi-system performance management and modeling software used on a variety of UNIX and proprietary platforms to manage performance of client/server environments. These products are marketed worldwide through a wide variety of channels including systems integrators, value-added resellers and distributors, OEMs, and directly to end users. Additionally, the Company is a reseller of Year 2000 services. Zitel conducts its business within one industry segment. The following is a summary of Zitel's significant accounting policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Zitel Corporation and its wholly-owned subsidiaries. Zitel's preferred stock interest in the unconsolidated company is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities:

At September 30, 1996, the Company's marketable securities consisted entirely of common shares of one company and were classified as trading securities. The Company has entered into an agreement whereby it will not sell such shares until January of 1997, after which time the Company intends to sell the shares, dependent upon market conditions. The cost of the marketable securities was $341 thousand and the fair market value of the securities on September 30, 1996 was $2,382 thousand. The difference between the cost of those securities and their fair market value based on quoted market prices on September 30, 1996, is included in other income.

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

Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources. As of September 30, 1996, $238 thousand in costs had been capitalized and are included in other long-term assets. No amortization has been charged as of September 30, 1996.

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

Income Taxes:

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncement:

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-

Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will adopt SFAS No. 123 in fiscal year 1997 utilizing the disclosure alternative.

Net Income (Loss) Per Share:

Net income  (loss) per share  amounts are  computed  by dividing  the net income
(loss) by the weighted average number of common shares and common equivalent shares (when dilutive) outstanding during each year presented using the treasury stock method.

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
                                        Year Ended September 30,
                                         1996    1995    1994
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                               $  -    $ 57    $310
  Income taxes                             82     136      19

Fair Value of Financial Instruments:

Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

                                             September 30,
                                           1996        1995
Inventories:
  Raw materials                          $ 1,515     $   734
  Work in progress                           738         733
  Finished goods                           1,958       1,520
                                         -------     -------
                                         $ 4,211     $ 2,987
                                         =======     =======

                                                      September 30,
                                                    1996        1995
Fixed Assets:
  Manufacturing equipment                         $ 3,666     $ 3,504
  Office furniture and equipment                    2,250       2,197
  Engineering equipment                             4,334       4,462
  Leasehold improvements                              666         638
                                                  -------     -------
                                                   10,916      10,801

  Less accumulated depreciation
    and amortization                               (8,663)     (9,382)
                                                  -------     -------
                                                  $ 2,253     $ 1,419
                                                  =======     =======

Other Assets:
  Investment in unconsolidated companies          $ 3,563     $ 1,000
  Other                                             1,252         885
                                                  -------     -------
                                                    4,815       1,885

  Less accumulated amortization                      (424)       (316)
                                                  -------     -------
                                                  $ 4,391     $ 1,569
                                                  =======     =======

Investment in Unconsolidated Companies:

At September 30, 1995, Zitel had a $1.0 million investment in a company which was accounted for under the cost method. During fiscal year 1996, the company completed its initial public offering and Zitel sold a portion of its investment. The remaining investment is classified as a trading marketable security at September 30, 1996.

In November 1995, Zitel purchased 9.6 million shares of preferred stock and certain technology rights, to be commercialized, of a company in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. As of September 30, 1996, the company had utilized approximately $147 thousand of such rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of the company, subject to a royalty to the company. Zitel also has an option to purchase 500 thousand shares of the company's common stock from a shareholder of the company at $.60 per share, exercisable beginning July 1997.

The following is a summary of financial information with respect to the company, as of September 30, 1996:

         Net sales                            $     -
         Gross profit                               -
         Net loss                              (1,873)
         Current assets                         2,612
         Non-current assets                     1,009
         Current liabilities                      324

In July 1996, Zitel entered into an agreement to resell services of the company on a commission basis. The agreement also provides Zitel the exclusive right to create portable, on-site centers for the performance of services offered by the company for certain accounts in certain circumstances.

Note Receivable From Related Party:

The Company holds a note receivable from an officer of an unconsolidated company. The note bears interest at 8% per annum and has a principle balance of $300 thousand. As of September 30, 1996, interest in the amount of $18 thousand has been prepaid on the note. The note is included in other long-term assets at September 30, 1996.

                                             September 30,
                                           1996        1995
Accrued Liabilities:
  Accrued payroll and related            $   435     $   637
  Accrued vacation                           594         526
  Accrued commissions                         24          24
  Other accrued liabilities                  491         337
                                         -------     -------
                                         $ 1,544     $ 1,524
                                         =======     =======

Line of Credit:

The Company has a $3.0 million bank line of credit which expired on September 30, 1996 and was subsequently extended to November 30, 1996. Interest is at the prime rate (8.25% at September 30, 1996) and is payable monthly. The Company is required to maintain certain specified financial ratios and profitable operations on a quarterly basis. As of September 30, 1996, the Company had no borrowings outstanding under the line of credit.

Commitments:

The Company leases its primary manufacturing and office facility under a noncancelable operating lease which expires in March 1998. The Company is responsible for taxes, maintenance and insurance. Rent expense incurred under all operating leases and charged to operations was $574 thousand in 1996, $606 thousand in 1995 and $682 thousand in 1994.

Future minimum obligations under the facility lease at September 30, 1996 aggregate approximately $753 thousand, payable as follows:

               Fiscal Year
                   1997          $502
                   1998           251


Capital Stock:
-------------

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders.

Private Placement:

In November 1994, the Company issued 900 thousand shares of common stock in a private placement. Net proceeds from this transaction were $2.9 million. Common stock purchase warrants totaling approximately 46 thousand were issued as a part of this transaction. The warrants, which are immediately exercisable at $3.51 per share, expire in December 1999.

Stock Option Plans:

At September 30, 1996, the Company had reserved 4.6 million common shares for issuance under its 1990 Stock Option, 1982 Incentive Option and 1984 Supplemental Stock Option Plans. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two to ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 1996, there were no shares reserved for future grants.

Activity in the Company's option plans during fiscal 1996 is summarized as follows:
                                       Options Outstanding
                              Shares      Per Share     Amount Total
Balances, September 30, 1995   1,860     $ .34-$9.50      $ 5,377
  Granted                        260     $4.82-$9.88        1,851
  Canceled                       (40)    $1.19-$7.94         (190)
  Exercised                     (310)    $ .82-$7.94         (660)
                               -----     -----------      -------
Balances, September 30, 1996   1,770     $ .34-$9.88      $ 6,378
                               =====                      =======

At September 30, 1996, options for 1,044 thousand shares were exercisable at prices ranging from $0.34 to $9.88.

Preferred Share Purchase Rights Plan:
In June 1996, the Company adopted a Preferred Share Purchase Rights Plan whereby shareholders will receive one right to purchase one one-hundredth of a share of a new series of preferred stock ("Rights") for each outstanding share of the Company's common stock held at the date of record, July 1, 1996. The Rights do not become exercisable or transferable apart from the common stock until a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock. The Rights will be distributed as a non-taxable dividend and will expire in ten years from the date of declaration of the dividend. The exercise price is $69.50 per 1/100 of a share of preferred stock.

Employee Benefit Plans:
----------------------
Stock Purchase Plan:
In April 1984, the Board of Directors approved the adoption of an Employee Stock Purchase Plan under which 400 thousand shares of common stock were reserved for issuance to eligible employees.

In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 thousand shares, 400 thousand shares, 400 thousand shares, and 500 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. 66 thousand shares were issued under the Plan during fiscal 1996. Since inception of the Plan, approximately 1,600 thousand shares have been issued.

Savings and Investment Plan:

The Company has a Savings and Investment Plan, qualified under sections 401(k) and 401(a) of the Internal Revenue Code, that enables participating U.S. employees to prepare for retirement. The Plan allows eligible employees to defer up to 15%, but no greater than $9.5 thousand per year, of their earnings on a pre-tax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in fiscal 1996, 1995, or 1994.

Income Taxes:

For the year ended September 30, 1994, there was no provision for income taxes. The provision (benefit) for income taxes for the years ended September 30, 1996 and 1995 is as follows:

                                          1996        1995
     Current expense:
       Federal                          $    77     $   125
       State                                 23           -
       Foreign                                -           7
                                        -------     -------
                                            100         132
     Deferred tax expense (benefit):
       Federal                            2,091      (3,735)
       State                                288        (452)
                                        -------     -------
                                        $ 2,479     $(4,055)
                                        =======     =======

The Company's effective tax rate for the years ended September 30, 1996 and 1995 differs from the U.S. federal statutory income tax rate as follows:

                                                1996     1995
    Federal income tax at statutory rate        34.0%    34.0%
    State taxes, net of federal benefit          6.1      6.1
    Tax credits                                 (2.7)    (9.7)
    Other, net                                    .6      2.8
    Net operating losses utilized                  -    (33.5)
    Change in valuation allowance                  -    (90.4)
                                             -------  -------
                                                38.0%   (90.7%)
                                             =======  =======

The following table shows the major components of the deferred tax asset as of September 30, 1996 and 1995:

Deferred tax assets and liabilities:            1996     1995
  Current:
    Accounts receivable, inventory and
      other reserves                         $   694  $   691
    Accrued liabilities                          286      264
    Net operating losses                         373    1,673
    Tax credit carryforwards                   1,015    1,114
    Appreciation of marketable securities       (819)       -
    Other                                        259      445
                                             -------  -------
    Net deferred tax asset                   $ 1,808  $ 4,187
                                             =======  =======

At September  30,  1996,  the Company has federal and state net  operating  loss
(NOL) carryforwards of $1.0 million and $.5 million, respectively, to reduce future taxable income. These carryforwards expire in 1998 through 2009, if not utilized.

As a result of the acquisition of CHI Systems, Inc. in 1992, CHI Systems experienced a change of ownership as defined by the Internal Revenue Code. Consequently, utilization of approximately $500 thousand and $100 thousand of the Company's federal and state NOL carryforwards, respectively, will be subject to an annual limitation of approximately $100 thousand available to offset CHI Systems' separate taxable income. These carryforwards expire in 1998 through 2008, if not utilized.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has and will receive a royalty based on sales by the third party of the product developed. All expenses incurred by the Company were charged to research and development expense as incurred. Amounts received from the third party were recognized as a reduction of research and development expense on a percentage of completion basis and amounted to $1,101 thousand for the year ended September 30, 1994. For the year ended September 30, 1994, the Company incurred expenses of $2,928 thousand related to the contract. Royalties totaling approximately $14.5 million, $15.4 million and $300 thousand were received from the third party in fiscal years 1996, 1995 and 1994, respectively.

Foreign Operations:

The  Company's  foreign   operations  are  those  of  its  European  branch  and
subsidiary. All of their sales are made to unaffiliated European customers. The following table summarizes the Company's European operations:

                                    1996    1995    1994
     Net sales                    $2,924  $1,566  $2,138
     Operating income (loss)         585    (124)   (489)
     Total assets                  1,368     386   1,176

Export Sales:

Export sales from domestic operations were $1.4 million, $1.5 million and $2.8 million in 1996, 1995 and 1994, respectively.

Major Customers:

Sales to two customers amounted to 13% and 11.8% of net sales in 1996. Sales to one customer amounted to 14.3% and 14.5% of net sales in 1995 and 1994, respectively.

Subsequent Events:

On November 27, 1996, the Company's common stock was split two-for-one in the form of a stock dividend to shareholders of record on November 18, 1996. All applicable share and per-share data in these financial statements have been restated to give effect to the stock split.

Report of Independent Accountants

To the Shareholders and Board of Directors
Zitel Corporation

We have audited the accompanying consolidated balance sheets of Zitel Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zitel Corporation and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.







COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.
San Jose, California
October 24, 1996, except for the note entitled "Subsequent Events" to which the date is November 18, 1996.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 1997, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is included herein on pages 9 and 10.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation of the Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 1997, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 1997, is incorporated herein by reference.

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

          (1)  Financial Statements:

  Consolidated Balance Sheets (p. 16)
  Consolidated Statements of Operations (p. 17)
  Consolidated Statements of Shareholders' Equity (p. 18)
  Consolidated Statements of Cash Flows (p. 19)
  Notes to Consolidated Financial Statements (pgs. 20-31)
  Report of Independent Accountants (p. 32)

          (2)  Financial Statement Schedules:

  Report of Independent Accountants (p. 41)
  SCHEDULE VIII-Valuation and Qualifying Accounts (p. 42)

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

10.26 Accounts Collateral Security Agreement, dated as of September 30, 1994, between the Company and CoastFed Business Credit Corporation. (14)

10.27 Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company. (15)

10.28 Series A Preferred Stock Purchase Agreement between the Company and MatriDigm Corporation dated November 17, 1995. (Confidential treatment has been requested for a portion of the exhibit. The confidential portion has been omitted and filed separately with the Commission.)(16)

11.1  Statement regarding computation of earnings per share.

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

(16) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed February 13, 1996 and Form 10-QA filed on December 16, 1996.

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

                              ZITEL CORPORATION




                              By:  /s/ Jack H. King
                                 ------------------------------
                                   Jack H. King
                                   President and Director
                                   Chief Executive Officer
                                   December 20, 1996

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


Signature             Title                            Date
---------             -----                            ----


Jack H. King          President and Director           December 20, 1996
Jack H. King          (Chief Executive Officer)



Henry C. Harris       Vice President -                 December 20, 1996
Henry C. Harris       Finance and Administration,
                      Secretary (Chief Financial
                      and Accounting Officer)



Catherine P. Lego     Director                         December 20, 1996
Catherine P. Lego



William R. Lonergan   Director                         December 20, 1996
William R. Lonergan



William M. Regitz     Director                         December 20, 1996
William M. Regitz



Robert H. Welch       Director                         December 20, 1996
Robert H. Welch

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors
Zitel Corporation
Fremont, California

Our audit of the consolidated financial statements of Zitel Corporation and Subsidiaries referred to in our report dated October 24, 1996 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14a of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
San Jose, California
October 24, 1996

                                  SCHEDULE VIII

                                ZITEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1994, 1995 AND 1996

   Column A      Column B    Column C      Column D    Column E
   --------      --------    --------      --------    --------
                             Additions
                            Charged to
                 Balance      Revenues    Write-offs  Balance at
                Beginning    and Costs       and        End of
  Description   of Period   and Expense   Deductions    Period
  -----------   ---------   -----------   ----------    ------

     1994
--------------
Allowance for
  Doubtful
  Accounts       $259,000     $ 282,000     $  45,000   $496,000

Provision for
  Obsolete
  Inventory      $139,000     $ 730,000     $ 318,000   $551,000

     1995
--------------
Allowance for
  Doubtful
  Accounts       $496,000     $(408,000)            -   $ 88,000

Provision for
  Obsolete
  Inventory      $551,000     $ 278,000     $ 520,000   $309,000

     1996
--------------
Allowance for
  Doubtful
  Accounts       $ 88,000             -             -   $ 88,000

Provision for
  Obsolete
  Inventory      $309,000     $ 480,000     $ 289,000   $500,000