Form 10-Q
period 1996-12-31
ZITEL CORP
filed 1997-02-12
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1996

                                or

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1996 was 15,166,691.

                       ZITEL CORPORATION AND SUBSIDIARIES


                                     INDEX



                                                                Page
                                                               Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       December 31, 1996 (unaudited) and September 30, 1996 .     3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three Months
        Ended December 31, 1996 and 1995 ....................     4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Three Months Ended
       December 31, 1996 and 1995 ...........................     5

     Notes to Condensed Consolidated
       Financial Statements .................................     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
             of Operations ..................................     9

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income (Loss)
      per Common and Common Equivalent Share ................    12

PART II.   Other Information

  Item 5.  Other Information ................................    13

  Item 6.  Exhibits and Reports on Form 8-K .................    14

                        ZITEL CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ($000's)

                                     December 31,   September 30,
                                         1996           1996
                                     (UNAUDITED)

     ASSETS
Current assets:
  Cash and cash equivalents            $ 7,826         $ 9,216
  Short-term investments                 2,680           2,382
  Accounts receivable, net               5,243           5,542
  Inventories                            3,627           4,211
  Deferred and refundable taxes          2,522           2,224
  Other current assets                     467             480
                                       -------         -------
    Total current assets                22,365          24,055

Fixed assets, net                        2,379           2,253
Other assets, net                        5,808           4,391
                                       -------         -------
  Total assets                         $30,552         $30,699
                                       =======         =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 1,947         $ 2,066
  Accrued liabilities                    1,472           1,544
                                       -------         -------
    Total current liabilities            3,419           3,610

Shareholders' equity:
  Common stock                          21,334          20,723
  Retained earnings                      5,799           6,366
                                       -------         -------
    Total shareholders' equity          27,133          27,089
                                       -------         -------
  Total liabilities and
    shareholders' equity               $30,552         $30,699
                                       =======         =======


The accompanying notes are an integral part of these financial statements.

                      ZITEL CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                     (In thousands except per share data)


                                              Three Months Ended
                                                  December 31,
                                              ------------------
                                                 1996     1995
                                                ------   ------

Net sales                                      $ 3,266  $ 2,844
Royalty revenue                                  2,318    4,469
                                               -------  -------
  Total revenue                                  5,584    7,313
Cost of goods sold                               2,798    1,920
Research and development expenses                1,621    1,569
Selling, general & administrative expenses       2,493    1,980
                                               -------  -------
  Operating income (loss)                       (1,328)   1,844

Other income                                      (442)    (785)
                                               -------  -------
  Income (loss) before income taxes               (886)   2,629
Provision (benefit) for income taxes              (319)     986
                                               -------  -------
  Net income (loss)                            $  (567) $ 1,643
                                               =======  =======

Net income (loss) per share                    $  (.04) $   .11
                                               =======  =======

Number of shares used in per share calculations 14,953   15,444
                                               =======  =======


The accompanying notes are an integral part of these financial statements.

                      ZITEL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000's)             (UNAUDITED)
                                                  Three Months Ended
                                                      December 31,
                                                    1996      1995
Cash flows provided by (used in)                  -------   -------
 operating activities:
  Net income (loss)                               $  (567)  $ 1,643
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization                     273       243
    Provision for doubtful accounts                    46       168
    Provision for inventory allowances                455       117
    Unrealized gains on trading security             (298)     (641)
    Decrease (increase) in accounts receivable        253    (3,831)
    Decrease (increase) in inventories                129      (693)
    Decrease (increase) in deferred and
      refundable taxes                               (298)      981
    Decrease in other current assets                   13        72
    Decrease in accounts payable                     (119)     (537)
    Decrease in accrued liabilities                   (72)     (262)
                                                  -------   -------
 Net cash used in operating activities               (185)   (2,740)
                                                  -------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                            (375)     (264)
 Reduction (purchase) of other assets                (416)       43
 Investment in unconsolidated company              (1,025)   (3,357)
                                                  -------   -------
 Net cash used in investing activities             (1,816)   (3,578)
                                                  -------   -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock                           611       164
   Repayments of borrowings                             0        (8)
                                                  -------   -------
 Net cash provided by financing activities            611       156
                                                  -------   -------
 Net increase (decrease) in cash                   (1,390)   (6,162)

Cash and cash equivalents,
  beginning of period                               9,216    11,265
                                                  -------   -------
Cash and cash equivalents,
  end of period                                   $ 7,826   $ 5,103
                                                  =======   =======

The accompanying notes are an integral part of these financial statements.

                        ZITEL CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    (UNAUDITED)
                   (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results expected for the full year.

2.  Fair Value of Financial Instruments:

Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

3.  Marketable Securities:

At December 31, 1996, the Company's marketable securities consisted entirely of common shares of one company and were classified as trading securities. The cost of the marketable securities was $341 thousand and the fair market value of the securities on December 31, 1996 was $2,680 thousand. The increase in the difference between the cost of those securities and their fair market value based on quoted market prices on September 30, 1996 and December 31, 1996 is included in other income.

4.  Inventories:
                             December 31,     September 30,
                                 1996             1996
                             ------------     -------------

     Raw materials              $1,170           $1,515

     Work in process             1,105              738

     Finished goods              1,352            1,958
                                ------           ------
                                $3,627           $4,211
                                ======           ======

5.  Investment in Unconsolidated Company:

In November 1995, Zitel purchased 9.6 million shares of preferred stock and certain technology rights, to be commercialized, of MatriDigm Corporation, a company in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of MatriDigm, subject to a royalty to the company. In November 1996, Zitel invested an additional $1.0 million for preferred stock. Zitel also has an option to purchase 500 thousand shares of MatriDigm's common stock from a shareholder of the company at $.60 per share, exerciseable beginning July 1997.

6.  Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources. As of December 31, 1996, $616 thousand in costs had been capitalized and are included in other long-term assets. No amortization has been charged as of December 31, 1996.

7.  Line of Credit:

The Company has a $3.0 million bank line of credit which expires on January 31, 1998. Interest is at the prime rate (8.25% at December 31, 1996) and is payable monthly. The Company is required to maintain certain specified financial ratios and profitable operations on a quarterly basis. The bank has waived non-compliance with the profitability covenant as of

December 31, 1996. As of December 31, 1996, the Company had no borrowings outstanding under the line of credit.

8.  Revenue recognition:

Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

9. Income per share amounts are computed using the weighted average number of common and common equivalent (dilutive stock options) shares outstanding during each period presented, when dilutive.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

The Company recorded a net loss of $567,000 ($0.04 per share) for the quarter ended December 31, 1996 compared with net income of $1,643,000 ($0.11 per share) for the same quarter of the prior year. Included in the current year is a tax benefit of $319,000 resulting from the recognition of deferred tax assets in accordance with S.F.A.S. No. 109, Accounting for Income Taxes, compared to a tax provision of $986,000 (37.5% of income before income taxes). Weighted average shares outstanding in the first quarter of fiscal 1997 were 14,953,000 compared to 15,444,000 for the first quarter of fiscal 1996.

Total revenue for the quarter ended December 31, 1996 was $5,584,000 versus $7,313,000 for the same period a year earlier. Revenue for the quarter just ended included $2,278,000 in royalty revenue from the IBM RAMAC product versus $4,469,000 in the same quarter of the prior year, a decrease of $2,191,000. Royalties from IBM were impacted by the transition from the RAMAC 2 generation storage system to RAMAC 3. The new RAMAC 3 contains nine gigabyte drives versus the previous generation's four gigabyte drives. With this increased storage capacity, the Company does not expect royalties to return to historical levels. In addition, should IBM's sales of royalty-bearing products decline further or should royalty-bearing products be replaced by non-royalty bearing products, the Company's total revenue could be materially and adversely affected.

Net sales for the quarter ended December 31, 1996 were $3,266,000 versus $2,844,000 for the same quarter of the prior year, an increase of $422,000. The increase in net sales is attributable to an increase in net sales of CASD/Enterprise, partially offset by a decrease in net sales of other products. During the quarter, net sales of CASD products increased 36% compared to net sales of CASD products for the same period a year earlier, and 89% from net sales of CASD products from the fourth quarter of fiscal 1996. Management continues to believe price/performance characteristics should make CASD/Enterprise an attractive alternative for vendors and users of open systems platforms. However, commercial success remains subject to risks and uncertainties, including unanticipated technical problems, the continuing need to achieve Company credibility in the open systems market, and the potential introduction of more cost-effective competitive products.

Gross margin for the quarter ended December 31, 1996 was 14% of net sales compared to 32% for the same period a year earlier. The decrease in gross margin percentage is primarily attributable to reduced average selling prices. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected in the event net sales should increase significantly; there can be no assurance that net sales will increase significantly.

Research and development expenses for the quarter ended December 31, 1996 were 29% of total revenue compared to 21% for the same period of the prior year. Actual spending increased $52,000.

Selling, general and administrative expenses were 45% of total revenue for the quarter ended December 31, 1996 compared to 27% for the same period of the prior year. Actual spending increased $513,000. The increase is primarily attributable to higher salary and related costs associated with an increase in sales and marketing personnel, an increase in travel and entertainment, partially offset by a reduction in business promotion.

Other income was $442,000 for the quarter just ended versus other income of $785,000 for the comparable period of the prior year. For the quarter, other income included an unrealized gain of $298,000 on an investment held for resale compared with an unrealized gain of $641,000 on the same investment in the prior year. Interest income for the quarter was $140,000 versus $139,000 for the same period a year earlier.

Liquidity and Capital Resources

For the quarter ended December 31, 1996, working capital decreased $1,499,000 and cash flows used in operating activities was $185,000. The utilization of cash in operating activities resulted primarily from net loss of $567,000, an increase in marketable securities of $298,000, an increase in deferred and refundable taxes of $298,000 and a decrease in accounts payable of $119,000. This was offset by a decrease in accounts receivable of $299,000, a decrease in inventory of $584,000 and depreciation and amortization of $273,000.

During the quarter, $1,816,000 was used in investing activities. In November of 1996, the Company invested an additional $1,000,000 in preferred stock of MatriDigm Corporation. $375,000 was used to purchase capital equipment and $378,000 was used in connection with the development and implementation of a software purchased during the last quarter of fiscal 1996.

Net cash provided by financing activities in the current quarter was $611,000, generated from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. The Company has a $3,000,000 bank line of credit which expires in January 31, 1998. At December 31, 1996, the Company had no borrowings outstanding on the line of credit.

Management believes that the Company will meet its cash requirements from current cash on hand, other existing working capital, cash flows from operations, and the utilization of the line of credit.










____________________________________________________________
Zitel and CASD are registered trademarks of Zitel Corporation. IBM and RAMAC are registered trademarks of IBM Corporation. MatriDigm is a trademark of MatriDigm Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                                           EXHIBIT 11.1


                       ZITEL CORPORATION AND SUBSIDIARIES

                   COMPUTATION OF NET INCOME (LOSS) PER COMMON
                           AND COMMON EQUIVALENT SHARE

                     (In thousands except per share amounts)



                                             Three Months Ended
                                                 December 31,
                                             ------------------
                                                1996      1995
                                               ------    ------

Weighted average common shares outstanding     14,953    14,572

Computation of incremental
 outstanding shares:
   Net effect of dilutive stock options
    based on treasury stock method                  0       872
                                               ------    ------
                                               14,953    15,444
                                               ======    ======

Net income (loss)                              $ (567)   $1,643
                                               ======    ======

Net income (loss) per share                    $ (.04)   $  .11
                                               ======    ======



Primary and fully diluted income (loss) per share differ by less than one cent in all periods presented.

PART II.  OTHER INFORMATION

  Item 5.  Other Information

           (a) Marketable Securities. As of February 12, 1997, the Company had sold all of the marketable securities held at December 31, 1996, and realized net proceeds of $3,159,401.

           (b)  MatriDigm Corporation.

                Reference is made to the disclosure concerning MatriDigm Corporation in the Company's report on Form 10-K for the fiscal year ended September 30, 1996, under the caption, "Business - MatriDigm Corporation".
On February 10, 1997, MatriDigm announced commercial availability of the first release of its automated Year 2000 Solution. The Company, as an authorized reseller of MatriDigm's Year 2000 compliance services, has been allocated its first time slot in the MatriDigm factory and expects to use the allocated time for conversion of a customer's code. While management is encouraged by the progress of MatriDigm's development effort, that effort is continuing. The Company's ability to generate sales is dependent on the success of MatriDigm's development effort and there can be no assurance that the Company would be successful in generating profitable sales of conversion services.

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 10.29 - Preferred Stock Purchase and Put Option Agreement, dated as of December 2, 1996 among MatriDigm Corporation, BRC Holdings, Inc., and the Company.

                Exhibit 27 - Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZITEL CORPORATION


Date:  February 12, 1997          Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)