Form 10-Q
period 1997-03-31
ZITEL CORP
filed 1997-05-14
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997

                                or

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

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1997 was 15,263,514.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                            Page
                                                           Number
                                                           ------

PART I.  Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1997 (unaudited) and September 30, 1996 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months
        Ended March 31, 1997 and 1996 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 1997 and 1996 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ...............................  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
             of Operations ................................  8

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income (Loss)
      per Common and Common Equivalent Share .............. 12

PART II.  Other Information

  Item 4.  Submission of Matters to a Vote
           of Security Holders ............................ 13

  Item 6.  Exhibits and Reports on Form 8-K ............... 13

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)

                                       March 31,    September 30,
                                         1997           1996
                                       ---------    -------------
                                       UNAUDITED
     ASSETS
Current assets:
  Cash and cash equivalents            $ 7,410         $ 9,216
  Short-term investments                     -           2,382
  Accounts receivable, net               3,331           5,542
  Inventories                            3,532           4,211
  Deferred and refundable taxes          3,619           2,224
  Other current assets                     739             480
                                       -------         -------
    Total current assets                18,631          24,055

Fixed assets, net                        2,556           2,253
Other assets, net                        7,242           4,391
                                       -------         -------
  Total assets                         $28,429         $30,699
                                       =======         =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 1,334         $ 2,066
  Accrued liabilities                    1,607           1,544
                                       -------         -------
    Total current liabilities            2,941           3,610

Shareholders' equity:
  Common stock                          21,604          20,723
  Retained earnings                      3,884           6,366
                                       -------         -------
    Total shareholders' equity          25,488          27,089
                                       -------         -------
  Total liabilities and
    shareholders' equity               $28,429         $30,699
                                       =======         =======


The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)


                           Three Months Ended   Six Months Ended
                                March 31,          March 31,
                           ------------------  -----------------
                              1997     1996      1997      1996
                            -------  -------   -------   -------

Net sales                   $ 1,576  $ 1,747   $ 4,842   $ 4,591
Royalty revenue               1,196    3,713     3,514     8,182
                            -------  -------   -------   -------
  Total revenue               2,772    5,460     8,356    12,773
Cost of goods sold            1,737    1,119     4,536     3,039
Research and development
  expenses                    1,613    1,625     3,235     3,194
Selling, general &
  administrative expenses     3,007    1,801     5,498     3,781
                            -------  -------   -------   -------
  Operating income (loss)    (3,585)     915    (4,913)    2,759

Other income                   (594)    (728)   (1,035)   (1,513)
                            -------  -------   -------   -------
  Income (loss) before
   income taxes              (2,991)   1,643    (3,878)    4,272
Provision (benefit) for
   income taxes              (1,077)     659    (1,396)    1,645
                            -------  -------   -------   -------
  Net income (loss)         $(1,914) $   984   $(2,482)  $ 2,627
                            =======  =======   =======   =======

Net income (loss) per share $  (.13) $   .06   $  (.16)  $   .17
                            =======  =======   =======   =======

Number of shares used in
  per share calculations     15,234   15,562    15,096    15,504
                            =======  =======   =======   =======


The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)               (UNAUDITED)
                                                Six Months Ended
                                                   March 31,
                                                 1997      1996
Cash flows provided by (used in)               -------   -------
 operating activities:
  Net income (loss)                            $(2,482)  $ 2,627
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                  556       457
    Provision for doubtful accounts                 99       197
    Provision for inventory allowances             766       143
    (Increase) decrease in accounts receivable   2,112    (1,642)
    Unrealized gains on trading securities           0    (1,297)
    Gain on sale of trading securities            (777)        0
    Proceeds from sale of trading securities     3,159         0
    Increase in inventories                        (87)   (1,664)
    Decrease (increase) in deferred and
      refundable taxes                          (1,395)    1,594
    Increase in other current assets              (259)     (121)
    Decrease in accounts payable                  (732)     (449)
    Increase (decrease) in accrued liabilities      63       (63)
                                               -------   -------
 Net cash provided by (used in)
  operating activities                           1,023      (218)
                                               -------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                         (811)     (486)
 Reduction (purchase) of other assets             (875)      209
 Investment in unconsolidated company           (2,024)   (3,563)
                                               -------   -------
 Net cash used in investing activities          (3,710)   (3,840)
                                               -------   -------
Cash flows provided by (used in) financing activities:
   Issuance of common stock                        881       450
   Repayments of borrowings                          0        (9)
                                               -------   -------
 Net cash provided by financing activities         881       441
                                               -------   -------
 Net decrease in cash                           (1,806)   (3,617)
Cash, beginning of period                        9,216    11,265
                                               -------   -------
Cash, end of period                            $ 7,410   $ 7,648
                                               =======   =======

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

2.  Fair Value of Financial Instruments:

    Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

3.  Inventories:

                               March 31,      September 30,
                                 1997             1996
                               ---------      -------------

     Raw materials              $1,116           $1,515

     Work in process               585              738

     Finished goods              1,831            1,958
                                ------           ------
                                $3,532           $4,211
                                ======           ======

4.  Investment in Unconsolidated Company:

    In November 1995, Zitel purchased 9.6 million shares of preferred stock and certain technology rights, to be commercialized, of MatriDigm Corporation, a company in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of MatriDigm, subject to a royalty to the company. Zitel has made additional investments in the company for preferred stock. As of March 31, 1997, the Company's investments in MatriDigm amounted to $5.59 million. Zitel also has an option to purchase 500 thousand shares of MatriDigm's common stock from a shareholder of the company at $.60 per share, exerciseable beginning July 1997.

5.  Deferred Software Implementation Costs:

    The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources. As of March 31, 1997, $1.1 million in costs had been capitalized and are included in other long-term assets. No amortization has been charged as of March 31, 1997.

6.  Line of Credit:

    The Company has a $3.0 million bank line of credit which expires on January 31, 1998. Interest is at the prime rate (8.25% at March 31, 1997) and is payable monthly. The Company is required to maintain certain specified financial ratios and profitable operations on a quarterly basis. The bank has waived non-compliance with the profitability covenant as of March 31, 1997. As of March 31, 1997, the Company had no borrowings outstanding under the line of credit.

7.  Revenue recognition:

    Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

8. Income (loss) per share amounts are computed using the weighted average number of common and common equivalent (dilutive stock options) shares outstanding during each period presented, when dilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $1,914,000 ($0.13 per share) for the quarter ended March 31, 1997 compared with net income of $984,000 ($0.06 per share) for the same quarter of the prior year. Results for the quarter included a tax benefit of $1,077,000 (36% of income before income taxes) resulting from the recognition of deferred tax assets in accordance with S.F.A.S. No. 109, Accounting for Income Taxes, compared to a tax provision of $659,000 (40% of income before income taxes) for the same quarter a year earlier. Weighted average shares outstanding for the current quarter were 15,234,000 compared to 15,562,000 for the comparable quarter of the prior year.

For the six-months ended March 31, 1997, the Company recorded a net loss of $2,482,000 ($0.16 per share) versus net income of $2,627,000 ($0.17 per share)
for the same period a year earlier. Included in the current year is a tax benefit of $1,396,000 (36% of income before income taxes) compared to a tax provision of $1,645,000 (38.5% of income before income taxes) for the same period a year earlier. Year-to-date weighted average shares were 15,096,000 versus 15,504,000 in the prior year.

Total revenue for the quarter ended March 31, 1997 was $2,772,000 versus $5,460,000 for the comparable quarter of the prior year. The decrease in total revenue is primarily as a result of lower royalties from IBM. Revenue for the current quarter included $1,196,000 of royalty revenue from the IBM RAMAC product versus $3,713,000 in the same quarter of the prior year, a decrease of $2,517,000. Royalties from IBM continued to be impacted by the transition from the RAMAC 2 generation storage system to RAMAC 3 and the transition by IBM to non-royalty-bearing products. The Company does not expect royalty revenue to increase from its current level and anticipates that it will continue to decline.

Net sales for the quarter ended March 31, 1997 were $1,576,000 versus $1,747,000 for the same quarter of the prior year. The decrease in net sales is attributable to a decrease in net sales of the Company's more mature products in the Unisys market. Net sales of the CASD II/Enterprise products into the open systems market offset a substantial portion of the decline in net sales of mature products.

For the six months ended March 31, 1997, total revenue was $8,356,000 versus $12,773,000 for the same period of the prior year. Revenue for the six-month period included royalty revenue of $3,514,000 versus $8,182,000 in the prior year. Net sales for the six months ended March 31, 1997 increased to $4,842,000 versus $4,591,000 for the same period of the prior year. Management continues to believe price/performance characteristics should make CASD II/Enterprise an attractive alternative for vendors and users of open systems platforms.
However, commercial success remains subject to risks and uncertainties, including unanticipated technical problems, the continuing need to achieve Company credibility in the open systems market, and the potential introduction of more cost-effective competitive products.

During the fourth quarter of fiscal 1996, the Company entered into a reseller agreement with MatriDigm Corporation to market MatriDigm's proposed solution for the Year 2000 problem. Staffing of the Company's newly-established Solution Services Division is in process. Sales calls are being made and customer code is being received and code conversion has begun. While management is encouraged by the progress of MatriDigm's development effort, that effort is continuing. The Company's ability to generate sales is dependent on the success of MatriDigm's development effort and there can be no assurance that the Company would be successful in generating profitable sales of conversion services.

Gross margin as a percent of net sales was a negative 10% for the quarter ended March 31, 1997 compared to 36% for the same quarter of the prior year. For the six-month period ended March 31, 1997, gross margin was 6% versus 34% for the same period of the prior year. The significant decrease in gross margins on net sales is attributable to an increase in other cost of sales which do not vary directly with sales volume. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected in the event net sales should increase significantly; there can be no assurance that net sales will increase significantly.

Research and development expenses for the quarter ended March 31, 1997 were 58% of total revenue compared to 30% in the prior year. For the six-month period, research and development was 39% of total revenue versus 25% in the prior year. The increase in percentage in both periods is due to lower revenues in the current year; actual spending, however, only increased by $12,000 and $41,000, respectively.

Selling, general and administrative expenses were 108% of total revenue for the current quarter versus 33% in the prior year. Actual spending increased $1,206,000. The increase in spending included increases in salaries and related costs as a result of an increase in sales, marketing and administration personnel ($618,000), business promotion ($216,000), and travel and entertainment ($100,000). For the six-month period, selling, general and administrative expenses were 66% of total revenue versus 30% in the prior year. Actual spending increased $1,717,000. The increase in spending included increases in salaries and related costs as a result of an increase in sales, marketing and administration personnel ($1,109,000), business promotion ($123,000), and travel and entertainment ($230,000).

Other income was $594,000 for the quarter just ended versus other income of $728,000 for the comparable quarter of the prior year. The current quarter includes income in the amount of $479,000 realized from the sale of marketable securities compared with income of $656,000 related to the recognition of unrealized gains in the prior year. Interest income for the quarter was $126,000 versus $89,000 in the prior year. For the six months just ended, other income was $1,035,000 as compared to $1,513,000 in the prior year. Included in the current year period are realized gains of $777,000 with respect to marketable securities compared to unrealized gains of $1,297,000 in the prior year. Interest income in the current year is $266,000 versus $227,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended March 31, 1997, working capital decreased $4,755,000 and cash flow provided by operating activities was $1,023,000. Cash flow from operating activities was generated primarily from the disposition of short-term investments ($2,382,000), a decrease of $2,211,000 in accounts receivable, a decrease of $679,000 in inventory and depreciation and amortization of $556,000. This was offset by a net loss of $2,482,000, an increase of $1,395,000 in deferred and refundable taxes, and a decrease of $732,000 in accounts payable.

During the current year, $3,710,000 was used in investing activities. The Company invested an additional $2,000,000 in preferred stock of MatriDigm Corporation. $811,000 was used to purchase capital equipment and $819,000 was used in connection with the development and implementation of software purchased in the last quarter of fiscal 1996.

Net cash provided by financing activities in the current year was $881,000, generated from the exercise of employee stock options and from the sale of stock under the Company's stock purchase plan. The Company has a $3,000,000 bank line of credit which expires in January 31, 1998. At March 31, 1997, the Company had no borrowings outstanding on the line of credit.

In order for the Company to maintain its operations on the current basis, management believes the Company will need to raise additional capital either from the equity or debt market to augment its current cash on hand, other existing working capital, cash flows from operations, and the available line of credit.




























____________________________________________________________
Zitel and CASD are registered trademarks of Zitel Corporation. IBM and RAMAC are registered trademarks of IBM Corporation. MatriDigm is a registered trademark of MatriDigm Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                                    EXHIBIT 11.1


               ZITEL CORPORATION AND SUBSIDIARIES

           COMPUTATION OF NET INCOME (LOSS) PER COMMON
                  AND COMMON EQUIVALENT SHARE

             (In thousands except per share amounts)



                            Three Months Ended   Six Months Ended
                                 March 31,           March 31,
                            ------------------   ----------------
                               1997     1996       1997     1996
                              ------   ------     ------   ------

Weighted average common
  shares outstanding          15,234   14,676     15,096   14,624

Computation of incremental
 outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method          -      886          -      880
                             -------   ------    -------   ------
                              15,234   15,562     15,096   15,504
                             =======   ======    =======   ======

Net income (loss)            $(1,914)  $  984    $(2,482)  $2,627
                             =======   ======    =======   ======

Net income (loss) per share  $  (.13)  $  .06    $  (.16)  $  .17
                             =======   ======    =======   ======


Primary and fully diluted income per share differ by less than one cent in all periods presented.


NOTE: All share numbers and prices reported herein reflect a 2:1 Common Stock split effected in the form of a dividend of one share of Common Stock for each one owned, payable on 11/27/96 to record holders of the Issuer at 11/18/96.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on February 27, 1997. A total of 14,381,929 shares of the Company's Common Stock out of a total 15,164,816 shares outstanding on the record date for the meeting were represented and voted in person or by proxy.

     The Company has a five-person Board of Directors. At the annual meeting, all five directors were nominated and re-elected to the Board of Directors by a vote of at least 13,624,259 shares in favor and 757,670 shares withholding authority to vote.

     The shareholders approved the adoption of an amendment to the Company's Restated Articles of Incorporation, as amended, to increase the Company's authorized number of shares of Common stock from 20,000,000 shares to 40,000,000. The motion was carried by a vote of 14,043,727 shares voting for, 286,556 dissenting votes and 49,576 abstaining votes.

     The shareholders approved the adoption of an amendment to the 1990 Stock Option Plan, as amended, to provide that the number of shares of Common Stock reserved for issuance under such Plan be increased by 800,000 shares, from 4,650,000 shares (including shares reserved or granted under the Company's prior Option Plans) to 5,450,000 shares. The motion was carried by a vote of 5,820,189 shares voting for, 1,327,748 dissenting votes and 99,478 abstaining votes.

     The shareholders did not approve the proposal to change the Company's state of incorporation from California to Delaware which requires the vote of over 50% of the total shares outstanding. The holders of 6,756,754 shares or 45% of the outstanding shares voted for the proposal, the holders of 912,005 shares voted against the proposal, and the holders of 64,219 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10.30 - Sales Representative Agreement, dated as of August 22, 1996 among MatriDigm Corporation and the Company.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  May 15, 1997               Henry C. Harris
                                  Henry C. Harris
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial and
                                  Accounting Officer)