Form 10-Q
period 1997-06-30
ZITEL CORP
filed 1997-08-14
CIK 731647

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 FORM 10Q

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1997

                                    or

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

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1997 was 15,360,032.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                          Page
                                                         Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1997 (unaudited) and September 30, 1996 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months
        Ended June 30, 1997 and 1996 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended
       June 30, 1997 and 1996 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ..............................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .............................. 10

  Exhibits to Part I.
    Exhibit 11.1 - Computation of Net Income (Loss)
      per Common and Common Equivalent Share ............. 14

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K .............. 15

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)


                                     (UNAUDITED)    (AUDITED)
                                       June 30,   September 30,
                                         1997         1996
     ASSETS
Current assets:
  Cash and cash equivalents            $17,342       $ 9,216
  Short-term investments                     0         2,382
  Accounts receivable, net               7,037         5,542
  Inventories                            3,382         4,211
  Deferred and refundable taxes          6,969         2,224
  Other current assets                     672           480
                                       -------       -------
    Total current assets                35,402        24,055

Fixed assets, net                        3,437         2,253
Other assets, net                       13,773         4,391
                                       -------       -------
  Total assets                         $52,612       $30,699
                                       =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 4,066       $ 2,066
  Accrued liabilities                    3,308         1,544
                                       -------       -------
    Total current liabilities            7,374         3,610

Long-term debt                          26,204             0

Shareholders' equity:
  Common stock                          23,123        20,723
  Retained earnings (deficit)           (4,089)        6,366
                                       -------       -------
  Total shareholders' equity            19,034        27,089
                                       -------       -------
  Total liabilities and
    shareholders' equity               $52,612       $30,699
                                       =======       =======



The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)


                          Three Months Ended   Nine Months Ended
                                June 30,            June 30,
                          ------------------   -----------------
                             1997      1996      1997      1996
                            ------    ------    ------    ------

Net sales                  $ 2,215   $ 1,911   $  7,057  $ 6,501
Royalty revenue              1,137     3,733      4,651   11,916
                           -------   -------   --------  -------
  Total revenue              3,352     5,644     11,708   18,417
Cost of goods sold           1,707     1,780      6,243    4,819
Research and development
  expenses                   1,671     1,639      4,906    4,832
Selling, general &
  administrative expenses    3,291     1,974      8,789    5,756
Purchased R&D                6,600         -      6,600        -
                           -------   -------   --------  -------
  Operating income (loss)   (9,917)      251    (14,830)   3,010

Other (income) expense       1,163    (1,612)       128   (3,125)
                           -------   -------   --------  -------
  Income (loss) before
    income taxes           (11,080)    1,863    (14,958)   6,135
Provision (benefit) for
  income taxes              (3,107)      717     (4,503)   2,362
                           -------   -------   --------  -------
  Net income (loss)        $(7,973)  $ 1,146   $(10,455) $ 3,773
                           =======   =======   ========  =======

Net income (loss) per share$  (.52)  $   .07   $   (.69) $   .24
                           =======   =======   ========  =======

Number of shares used in
  per share calculations    15,280    15,782     15,157   15,596
                           =======   =======   ========  =======


The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                        June 30,
                                                     1997      1996
                                                  --------   -------
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                               $(10,455)  $ 3,773
  Adjustments to reconcile net income(loss) to
   net cash provided by (used in)
   operating activities:
    Purchased R&D                                    6,600         -
    Discount amortization on
     subordinated debenture                          1,204         -
    Depreciation and amortization                      923       688
    Provision for doubtful accounts                    147       260
    Provision for inventory allowances                 360       360
    Unrealized gains on marketable securities            0    (1,215)
    Realized gains on sale of marketable securities   (777)   (1,569)
    Increase in accounts receivable                 (1,642)   (4,101)
    Decrease (increase) in inventories                 469    (1,269)
    Decrease (increase) in deferred and
      refundable taxes                              (4,745)    2,313
    Increase in other current assets                  (192)     (144)
    Increase (decrease) in accounts payable          2,000      (532)
    Increase in accrued liabilities                  1,764        31
                                                  --------   -------
 Net cash used in operating activities              (4,344)   (1,405)
                                                  --------   -------
Cash flows used in investing activities:
 Purchase of fixed assets                           (1,980)   (1,186)
 Purchase of other assets                             (618)     (212)
 Investment in unconsolidated company               (2,024)   (3,563)
 Proceeds from sale of marketable securities         3,159     2,110
 Effect of business combination                    (11,062)        -
                                                  --------   -------
 Net cash used in investing activities             (12,525)   (2,851)
                                                  --------   -------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)
                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                        June 30,
                                                     1997      1996
                                                   -------   -------

Cash flows provided by (used in)
  financing activities:
   Issuance of common stock                          1,200       856
   Payments of long-term debt                            0       (13)
   Issuance of subordinated debenture               23,795         -
                                                   -------   -------
 Net cash provided by financing activities          24,995       843
                                                   -------   -------
 Net increase (decrease) in cash                     8,126    (3,413)
Cash, beginning of period                            9,216    11,265
                                                   -------   -------
Cash, end of period                                $17,342   $ 7,852
                                                   =======   =======

Supplemental non-cash investing and financing activities:

Issuance of common stock in business combination   $ 1,200
                                                   =======

Professional costs incurred in placement of
  subordinated debenture                           $ 1,205
                                                   =======

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

2.  Business Combinations:
    On June 30, 1997, the Company acquired Datametrics Systems Corporation, Palmer & Webb Systems Limited, and Palmer & Webb Systems B.V. The purchase price consisted of a cash payment of $11,062,000, the issuance of shares of the Company's common stock valued at $1,200,000 and transaction costs of approximately $500,000. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the total purchase price of $12,762,000 was allocated to the net assets acquired based upon their estimated fair values. In addition, $6,600,000 of the purchase price was allocated to purchased in-process research and development that has not reached technological feasibility and that has no alternative future use.

    The following table is a summary of pro-forma financial information with respect to the combined companies as described above, disclosing pro-forma results of operations for the nine-month period ended June 30, 1997 and June 30, 1996, as though the entities had been combined at the beginning of each period. The pro-forma results do not reflect any non-recurring charges which resulted directly from the transaction, such as the $6.6 million write-off of purchased research and development.

                                        Nine months          Nine months
                                   ended June 30, 1997  ended June 30, 1996

Revenue                                  $22,005               $28,942
Net income (loss)                        $(6,578)              $ 2,885
EPS                                      $ (0.43)              $  0.18


3.  Recent Accounting Pronouncements:
    The FASB issued SFAS No. 128, Earnings Per Share, in February 1997 effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share (EPS) and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no effect on earnings per share as the Company does not have a complex capital structure.

    In June 1997, the FASB issued SFAS No, 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

4.  Inventories:
                                 June 30,     September 30,
                                   1997           1996
                                ---------     -------------

     Raw materials               $1,104          $1,515

     Work in process                587             738

     Finished goods               1,691           1,958
                                 ------          ------
                                 $3,382          $4,211
                                 ======          ======

5.  Investment in Unconsolidated Company:
    In November 1995, Zitel purchased 9.6 million shares of preferred stock and certain technology rights, to be commercialized, of MatriDigm Corporation, a company in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of MatriDigm, subject to a royalty to the company. Zitel has made additional investments in the company for preferred stock. As of June 30, 1997, the Company's investments in MatriDigm amounted to $5.59 million. Zitel also has an option to purchase 500 thousand shares of MatriDigm's common stock from a shareholder of the company at $.60 per share, exerciseable beginning July 1997.

6.  Deferred Software Implementation Costs:
    The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources. As of June 30, 1997, $1.1 million in costs had been capitalized and are included in other long-term assets and $55 thousand has been amortized.

7.  Line of Credit:
    The Company has a $3.0 million bank line of credit which expires on January 31, 1998. Interest is at the prime rate (8.50% at June 30, 1997) and is payable monthly. The Company is required to maintain certain specified financial ratios and profitable operations on a quarterly basis. The bank has waived non-compliance with the profitability covenant as of June 30, 1997. As of June 30, 1997, the Company had no borrowings outstanding under the line of credit.

8.  5% Convertible Subordinated Debentures:
    On May 22, 1997, the Company issued $25,000,000 principal amount of 5% Convertible Subordinated Debentures (the "Debentures") which are due November 22, 1999. The Debentures accrue interest at the rate of 5% per annum and principal and accrued interest are convertible into Common Stock of the Company at a price equal to 90% of the average of the closing bid prices for the Common Stock on the five consecutive trading days preceding the date of conversion, but in no event greater than $26.975 per share. The Debentures are not convertible until the earlier of (a) 90 days following the date of issue or (b) the effective date of a corporate reorganization to which the Company is a party, and any Debentures outstanding on the November 22, 1999 automatically will be converted into Common Stock. The Debentures restrict distributions and repurchases of capital stock. Reference is made to the Company's Current Report on Form 8-K dated May 22, 1997 for additional information about the Debentures.

    The current quarter includes a charge to interest expense in the amount of $1,204,000 related to the amortization of the discount on the 5% convertible subordinated debentures. The total discount on the subordinated debenture is $2,778,000 and the remaining $1,574,000 will be expensed in the fourth quarter ending September 30, 1997.

9.  Revenue recognition:
    Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured.

10. Income (loss) per share amounts are computed using the weighted average number of common and common equivalent (dilutive stock options) shares outstanding during each period presented, when dilutive.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $7,973,000 ($0.52 per share) for the quarter ended June 30, 1997 compared with net income of $1,146,000 ($0.07 per share) for the same quarter of the prior year. Results for the quarter included a one-time after-tax charge of $4,744,000 for the write-off of in-process research and development in connection with the acquisition of Datametrics Systems Corporation, Palmer & Webb Systems Limited and Palmer & Webb Systems B.V. during the quarter. The current quarter results also includes a charge to interest expense in the amount of $1,204,000 related to the amortization of the discount on the 5% convertible subordinated debentures issued by the Company in May 1997. The total discount on the subordinated debenture is $2,778,000 and the remaining $1,574,000 will be expensed in the fourth quarter ending September 30, 1997. This expense has no impact on the Company's cash flow.

For the nine months ended June 30, 1997, the Company recorded a net loss of $10,455,000 ($0.69 per share) versus net income of $3,773,000 ($0.24 per share) for the same period a year earlier. Year to date gains in the amount of $777,000 have been realized on an investment that was sold. In fiscal 1996, gains (both realized and unrealized) recognized on an investment that was held for resale amounted to $2,784,000.

Total revenue for the quarter ended June 30, 1997 was $3,352,000 versus $5,644,000 for the same period a year earlier. The decrease in total revenue is primarily attributable to a decrease of $2,596,000 in royalty revenue, partially offset by an increase in net sales of $304,000. For the nine months ended June 30, 1997, total revenue was $11,708,000 versus $18,417,000. The decrease in total revenue is primarily attributable to a decrease of $7,265,000 in royalty revenue, partially offset by an increase in net sales of $556,000. The Company believes that IBM is transitioning to a device which does not require royalty payments to the Company, and that as a result royalties will continue to decline. The Company must generate substantial additional net sales of its storage products in order to restore gross margins on those products, must generate profitable net sales from its recently acquired software businesses and must generate revenue from its newly-formed solutions services division in order to remain a viable operating entity. The Company has continued with its restructuring of the sales and marketing infrastructure of its storage division. With the majority of the changes in place, coupled with product enhancements offering 9GB drives and a Solid State Disk feature in the CASD II/Enterprise storage solution, management is cautiously optimistic that net sales of storage products will increase significantly; however, there can be no assurance that net sales will increase.

Gross margin for the quarter and nine months ended June 30, 1997 was 23% and 12% of net sales, respectively. This compares to 7% and 26% of net sales for the same periods a year earlier. The increase in gross margin for the quarter ended June 30, 1997 is primarily attributable to reduced material costs and increased sales of CASD storage products. For the nine-month period ended June 30, 1997, the decrease in gross margin percentage is primarily attributable to an increase in other cost of sales which do not vary directly with sales volume. The Company does not believe that the gross margins reported for the current quarter are necessarily indicative of the gross margins to be expected in the event net sales should increase significantly; there can be no assurance that net sales will increase.

Research and development expenses for the quarter ended June 30, 1997 were 50% of total revenue compared to 29% in the prior year. For the nine-month period, research and development was 42% of total revenue versus 26% in the prior year. The increase in percentage in both periods is due to lower revenues in the current year; actual spending, however, remained relatively flat year to year.

Selling, general and administrative expenses for the quarter ended June 30, 1997 were 98% of total revenue versus 35% in the prior year. Actual spending increased $1,317,000. For the nine-month period, selling, general and administrative expenses were 75% of total revenue versus 31% in the prior year. Actual spending increased $3,033,000. The increases in spending are primarily attributable to increases in salaries and related costs in connection with additions in sales, marketing and administration personnel, increase in business promotion, and an increase in travel and entertainment.

Other expense was $1,163,000 for the quarter just ended versus other income of $1,612,000 in the same quarter of the prior year. Included in the current quarter is a charge to interest expense in the amount of $1,204,000 related to the amortization of the discount on the 5% convertible subordinated debenture issued by the Company in May 1997. Interest income for the quarter was $250,000 versus $114,000 in the prior year. For the nine months just ended, other expense was $128,000 versus other income of $3,125,000. Included in other income for the current year is $777,000 of realized gains from the sale of marketable securities compared with $2,784,000 of realized and unrealized gains recognized in the prior year. Interest income for the current year is $516,000 versus $342,000 in the prior year.

Liquidity and Capital Resources

For the nine-month period ended June 30, 1997, working capital increased $7,583,000 and cash flows used in operating activities was $4,344,000. The utilization of cash in operating activities resulted primarily from net loss of $10,455,000, an increase in gross accounts receivable of $1,642,000 and an increase in deferred and refundable income taxes of $4,745,000. This was offset by an increase in accounts payable of $2,000,000, an increase in accrued liabilities of $1,764,000 and adjustments to net loss for depreciation of $923,000, write-off of purchased research and development of $6,600,000, and discount amortization of $1,204,000.

During the current year, $12,525,000 was used in investing activities. On June 30, 1997, the Company purchased the assets and certain liabilities of three software companies for $11,062,000 in cash and common stock of the Company valued at $1,200,000. During the current year, the Company also invested an additional $2,000,000 in preferred stock of MatriDigm Corporation. In addition, $1,980,000 was used to purchase capital equipment. Proceeds in the amount of $3,159,000 were generated from the sale of marketable securities during the current year.

Net cash provided by financing activities in the current year was $24,995,000; $23,795,000 was raised from the issuance of 5% convertible subordinated debentures and $1,200,000 was generated from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. The Company has a $3,000,000 bank line of credit which expires on January 31, 1998. At June 30, 1997, the Company had no borrowings outstanding on the line of credit.

Management believes that the Company will meet its cash requirements from current cash on hand, existing working capital, cash flows from operations, and the available line of credit.















=======================================================
This report contains forward-looking statements which are subject to uncertainties, including those contained in the Company's current report on Form 8-K filed July 14, 1997.












_____________________________________________________________
Zitel and CASD are registered trademarks of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

                                                    EXHIBIT 11.1


               ZITEL CORPORATION AND SUBSIDIARIES

           COMPUTATION OF NET INCOME (LOSS) PER COMMON
                  AND COMMON EQUIVALENT SHARE

             (In thousands except per share amounts)



                          Three Months Ended   Nine Months Ended
                                June 30,           June 30,
                          ------------------  ------------------
                             1997      1996      1997       1996
                           --------   ------   --------    ------

Weighted average common
 shares outstanding          15,280   14,796     15,157    14,682

Computation of incremental
 outstanding shares:
   Net effect of dilutive
    stock options based on
    treasury stock method         -      986          -       914
                            -------   ------   --------    ------
                             15,280   15,782     15,157    15,596
                            =======   ======   ========    ======

Net income                  $(7,973)  $1,146   $(10,455)   $3,773
                            =======   ======   ========    ======

Net income per share        $  (.52)  $  .07   $   (.69)   $  .24
                            =======   ======   ========    ======



Primary and fully diluted income per share differ by less than one cent in all periods presented.

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K

               During the period from April 1, 1997 through June 30, 1997, the Company filed the following current report on Form 8-K:

               Date of Report Item(s) Reported:
               May 22, 1997 - Placement of 5% Convertible
               Subordinated Debentures; Risk Factors.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  August 14, 1997            Larry B. Schlenoff
                                  Larry B. Schlenoff
                                  Vice President, Finance
                                  (Chief Financial and
                                  Accounting Officer)