Form 10-K
period 1997-09-30
ZITEL CORP
filed 1997-12-19
CIK 731647

                           FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended September 30, 1997
                               OR
     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 28, 1997 (based upon the closing sale price of stock on such date) was $172,724,861. As of November 28, 1997, 15,749,251 of the
Registrant's Common Stock were outstanding.


                  Documents Incorporated by Reference:

Portions of the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

                             PART I

Item 1:  BUSINESS

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in advanced memory algorithms, systems optimization, and modeling and search technology. The Company employs these core competencies in three related lines of business: multi-platform and multi-system performance measurement and modeling software used to optimize performance in mission-critical environments; high-performance, enterprise-wide storage systems for mission-critical applications that include relational database, batch and on-line transactions; and, Year 2000 services and consulting including project management, planning, analysis, code conversion and testing using the MatriDigm Corporation ("MatriDigm", see "Business - Investment in MatriDigm Corporation", below) technology and other tools.

                             General

Zitel provides Year 2000 conversion services through product and professional services offerings and it develops, markets and supports a wide range of data management solutions in the form of software products for performance monitoring, analysis and modeling, and high performance data storage technology. The Company does so through its three divisions:

The solution services division provides services to convert customers' legacy software code that could not recognize or utilize dates in and after the year 2000 into code that is able to recognize and utilize dates into the next century. Year 2000 conversion services include project management, planning, analysis, code conversion, and testing. Zitel's primary code conversion methodology is based on the MatriDigm MAP2000(sm) process for IBM COBOL. In addition, as a solution provider, Zitel utilizes other tools and processes to meet customer needs in different environments. Zitel serves its Year 2000 customers both directly, with its own consulting staff, and through a teaming program where Zitel may be the subcontractor or partner to other solution providers worldwide.

The software products division is the combination of the recently acquired Datametrics Systems Corporation and Palmer & Webb Systems companies with the Company's Performance & Modeling subsidiary. The division operates under the Datametrics Systems name. The division's product line is composed of a suite of software utilized for data management, monitoring, analysis, modeling and control capabilities for mainframe computers, open systems and distributed network systems.

The data storage division (also known as the Intelligent Storage Systems Division) develops, manufactures and markets high-performance products based on proprietary Cached Actuator Storage Device (CASD-Registered Trademark-) technologies. The value of the Company's products incorporating CASD technology is the result of proprietary caching algorithms, embedded intelligence and retentive learning which provide a unique probabilistic, predictive caching storage solution for customers' high-performance data storage needs.

In 1992, the Company entered into a joint development agreement with International Business Machines Corporation ("IBM"). The product of this joint development effort was IBM's RAMAC storage product line, which incorporates Zitel's CASD technology, and upon which the Company is receiving royalties based on RAMAC products sold. Royalties from RAMAC products constituted 65%, 63%, and 30% of total revenue in fiscal 1995, 1996, and 1997, respectively. The Company believes that IBM is transitioning to a device that does not require royalty payments to the Company and, as a result, royalty revenue will continue to decline.

An investment in the Company involves a high degree of risk. Please refer to information included under the caption "Business - Risk Factors", below.

                       Products and Services

Year 2000 Services

The Company's solution services division was launched during fiscal 1997 and provides Year 2000 conversion services, including project management, planning, analysis, code conversion and testing. The primary code conversion methodology of this division is based on MatriDigm's MAP2000 process (see "Business - Investment in MatriDigm Corporation", below); the division will also use other tools and processes to meet customer needs in non-IBM COBOL environments. The Company has an exclusive right to create temporary, portable conversion centers utilizing the MAP2000 process at customer sites for customers with security or other requirements which prohibit delivery of code to offsite conversion facilities. Commercial availability of MatriDigm's MAP2000 windowing process was announced in May and June, 1997. The demand for Year 2000 conversion services has emerged more slowly than originally anticipated by industry sources and the Company has not as yet realized significant revenues from the provision of such services.

Software Products

The Company, on June 30, 1997, concluded the acquisition of three companies primarily engaged in development and marketing of software products: Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in The Netherlands. These entities combined with the Company's subsidiary, Performance & Modeling, Inc., form the new division operating as Datametrics Systems. The Company's software products division offers a suite of products utilized for data management, monitoring, analysis and control of mainframe computers, open systems servers and distributed network systems. Corporate customers with significant investments in management information systems utilize these products to maximize efficiency of existing systems and plan system enhancements. These products function with IBM VMS, Digital VMS, and Unisys proprietary platforms as well as a wide variety of open systems platforms.

The flagship product of the division is ViewPoint(tm), which is a real-time data collector of approximately 2,000 different system attributes. It operates on select computer mainframes and all major open systems platforms. While the data is collected on the computer system, ViewPoint allows the user to replay the real-time data on any Windows-based PC. Included in ViewPoint are extensive comparative and auto-analysis capabilities and an auto-correlation engine.

Data Storage Products

The Company offers a family of rotating memory products utilizing the CASD technology for use with Unisys A/V series mainframe computers and most open systems environments such as UNIX, NT, Open VMS and NetWare server platforms. CASD-II, the second generation of the Company's CASD products, was introduced in September 1995. CASD products integrate a high-capacity solid state cache with multiple rotating disk drives and utilize interactive caching algorithms. Modules utilizing the technology are available with cache sizes ranging from 64 to 512 megabytes and with one to four disk drives with capacities from 4.3 to 36 gigabytes, depending on the market into which the products are sold. These modules can be sold on an individual module basis or are available in cabinet configurations ranging from one to six modules and up to 216 gigabytes per cabinet.

                            Marketing

The Company markets its Year 2000 conversion services through a direct sales force and through teaming agreements with professional services and consulting firms in the United States and internationally.

The Company's software products are sold through a direct sales force in the United States, the United Kingdom and The Netherlands, and through VARs, distributors and OEMs. The Company provides direct customer maintenance and support for its software products.

The Company's data storage products are sold by a direct sales force which operates from offices throughout the United States and Europe. Other distribution channels include VARs, system integrators and distributors. The Company maintains a field service organization and contractual relationships with third parties to service Zitel's data storage products worldwide.
Technical support personnel make or assist in the initial installation, assist the service organization with problem resolution and field upgrades, and help customers determine how best to deploy Zitel products in their system to achieve maximum benefit.

                           Competition

The market for Year 2000 conversion services is highly competitive, with services being provided by a number of national, regional and local firms, many of which have existing relationships and contractual arrangements with customers. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. The Company competes by integrating tools and professional services into a complete solution for Year 2000 conversion needs.

The market for system management tools in which the Company's software products division competes is intensely competitive. Many of the companies with which the Company competes such as TeamQuest, Computer Associates and BGS, Inc. have substantially larger installed bases and greater financial resources than the Company. The Company believes that the important considerations for software customers are ease of use, product reliability, quality and price. The Company believes that it competes favorably in each of these areas.

The Company's data storage division competes with larger data storage companies, such as EMC Corporation and Data General Corporation, as well as manufacturers of computer systems, such as Unisys Corporation, Sun Microsystems, Inc. and Hewlett-Packard Company. Most of its competitors have substantially greater financial resources and installed bases than the Company. The data storage market is intensely competitive, with technological advances driving continuous erosion of prices for data storage capacity. The Company competes by providing customers with cost-effective performance solutions, quality and customer service.

                       Proprietary Technology

The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel, CASD, and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently has nine United States patents, including one assigned jointly with IBM, on its data storage and software technologies. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

The Company's solution services division relies primarily on proprietary technology developed by MatriDigm and licensed to the Company and the prospects for the division are dependent on the ability of MatriDigm to maintain and expand a toolset which provides a relative advantage over competing Year 2000 conversion service providers.

              Manufacturing of Data Storage Products

The Company manufactures a large percentage of its data storage products from standard component parts and subassemblies purchased from others. Certain of these parts, including printed circuit boards and subassemblies, are produced from design and to the Company's specifications. Use of such standard items simplifies the manufacturing process, reduces the number of items carried in inventory and permits the Company to expand its product line while minimizing the expense of designing and developing new assemblies.

The Company utilizes various subcontractors to assemble and solder printed circuit boards using material purchased by the Company or to produce surface mount ASICs to the Company's workmanship standards. Completed assemblies are then inspected by the Company's receiving inspection department and submitted to its manufacturing test operation. This test operation provides board-level and system-level testing under stressed operating conditions.

The Company's data storage products use a large number of components that are generally available from several sources and the Company believes that the loss of one or more of its suppliers will not have a material adverse effect on operations.

                           Employees

At the end of fiscal 1997, the Company employed 246 persons on a full-time basis: 62 in research and development, 21 in manufacturing, 117 in sales and marketing, and 46 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand.
None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good.

               Investment in MatriDigm Corporation

Zitel has invested approximately $5,879,000 through September 30, 1997, and owns approximately 33% of MatriDigm Corporation, a private company formed to provide software maintenance and re-engineering services for users of IBM mainframe computer systems. The Company's percentage ownership has changed and will continue to change as MatriDigm raises additional capital and as options under MatriDigm's stock option plan vest and are exercised.

The primary focus of MatriDigm has been development of technology to automate the conversion of legacy software code that could not recognize or utilize dates after the year 1999 into code that is able to recognize and utilize dates into the next century. MatriDigm has devoted substantially all of its resources to development of such technology. In May and June 1997, MatriDigm announced the commercial availability of its MAP2000 windowing process for programs written in ANSI COBOL 74 and ANSI COBOL 85, respectively. MatriDigm intends to continue to refine its current toolset and to extend its toolset to modify other COBOL languages, as well as certain other computer languages widely used to write programs for IBM mainframe computers.

Substantially all software programs written assume that the first two digits of any date are "19" and cannot recognize or utilize dates commencing with the year 2000. Estimates of the cost and available market for conversion of existing code to eliminate this problem are in the multi-billions of dollars; however, the demand for conversion services has emerged more slowly than anticipated. A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services, and competition is expected to be intense among the providers of such services.

                          Risk Factors

Recent Levels of Net Sales

In recent years, the Company has not generated net sales sufficient to produce an operating profit and has relied on a stream of royalty payments under an agreement with IBM to support its activities. These royalties amounted to $15,421,000 in fiscal 1995, $14,473,000 in fiscal 1996, and $5,340,000 in fiscal
1997. The Company believes that IBM is transitioning to a device that does not require royalty payments to the Company and that, as a result, royalty revenue will continue to decline. The Company sustained a substantial operating loss and net loss in fiscal 1997. The Company must generate substantial additional net sales and gross margins on its products and services and must successfully implement a program to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that the Company can achieve these objectives. During fiscal 1997, the Company substantially reorganized and expanded its direct sales force for data storage products. Commencing in the fourth quarter, this sales force has been training to also sell the Company's software products. Net sales have not as yet risen to levels necessary to support the expenses incurred in this effort and there can be no assurance that satisfactory levels of net sales will be achieved in the future.

Fluctuations in Quarterly Results

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition, the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole-source suppliers; hardware supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the market for the Company's products; product mix and the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in the Company's strategy; personnel changes; and general economic trends and other factors.

Sales for any quarter have not been predictable with any significant degree of certainty. The Company generally operates its data storage division with limited order backlogs because its data storage products typically are shipped shortly after orders are received. Sales to a single customer in a quarter have affected and may affect net sales and operating margins. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales of data storage products are further difficult to forecast because the Company has not as yet generated substantial sales of its products incorporating the CASD technology. Due to the typical timing of customer orders, the Company often ships data storage products representing a significant portion of its net sales of such products for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected.

The mix of the products marketed by the Company has been evolving over the last three years and the Company is now offering additional software products and Year 2000 conversion services. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Investment in MatriDigm Corporation

The Company has invested $5,879,000 through September 30, 1997, to acquire approximately 33% interest in MatriDigm Corporation, a private company organized to provide software maintenance and re-engineering services for users of IBM mainframe computer systems. MatriDigm has primarily focused on development of a set of automated tools to identify and specifically modify dates within IBM COBOL programs so that the programs will function in the Year 2000 and beyond and to test the modified programs. In May and June 1997, MatriDigm announced commercial availability of an automated toolset for a windowing solution for programs written in ANSI COBOL 74 and ANSI COBOL 85, respectively. MatriDigm intends to continue to refine its current toolset and to extend its toolset. Industry sources report a multi-billion dollar demand for services such as those being developed by MatriDigm and an automated toolset should provide greater profit opportunities than can be realized using other available methods. However, the demand for Year 2000 conversion services has emerged at a slower pace than originally anticipated, thus MatriDigm has not realized significant revenue as yet, and there is no assurance that it can successfully market its automated toolset, develop extensions for other computer languages or generate substantial revenue and profits. During the course of development, the Company has made additional investments in MatriDigm and may make additional investments in the future.

Volatility of Stock Price

The price of the Company's Common Stock has been subject to extreme volatility during fiscal 1997, as the closing bid price has ranged between a low of 10-7/8 and a high of 61-1/4. The Company believes that the principal reasons for this volatility are rumored progress of and rumored problems in the product development program of MatriDigm. MatriDigm is a private company and the principal vehicle for public participation in ownership of MatriDigm is indirectly through ownership of Common Stock of the Company. MatriDigm has been unable or unwilling to provide public information on a regular basis about the status of its development and marketing efforts, and as a result an opportunity is presented for third parties to initiate rumors which result in significant swings in the price of the Company's Common Stock. Until MatriDigm discloses the generation of significant sustained revenue, it will remain difficult for investors to apply standard methods of analysis to the value of the Company's investment in MatriDigm and the pattern of volatility may continue.

                       Competition

The market for Year 2000 conversion services is highly competitive, with services being provided by a number of national, regional and local firms, many of which have existing relationships and contractual arrangements with customers. Many of these competitors have substantially greater financial, technical and marketing resources than the Company and MatriDigm. The ability of the Company and MatriDigm to compete in the IBM COBOL segment of this market will depend primarily on the ability of MatriDigm to achieve market acceptance of its automated solution and as yet there can be no assurance that MatriDigm will be successful in this effort. In addition, the Company must achieve general credibility as a provider of Year 2000 conversion services by generating substantial net sales.

The market for system management tools in which the Company's software products division competes is intensely competitive. Many of the companies with which the Company competes, such as TeamQuest, Computer Associates and BGS, Inc. have substantially larger installed bases and greater financial resources than the Company. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

The data storage market is intensely competitive, with technological advances fueling continuous erosion of prices for data storage capacity. The Company competes with much larger data storage companies such as EMC Corporation and Data General Corporation as well as manufacturers of computer systems such as Unisys Corporation, Sun Microsystems, Inc. and Hewlett-Packard Company. Many of its competitors have substantially greater financial resources and installed bases than the Company and, because of their substantially higher level of purchases, are able to achieve significantly lower prices from suppliers of component parts. While the Company believes that its CASD products are currently superior to competitive products, unless it can significantly increase the level of net sales and additional cost savings on component purchases, it will be unable to generate adequate gross margins on its CASD products. There can be no assurance that the Company will be able to generate the level of net sales to achieve adequate gross margins.

     Dependence on New Products; Rapid Technological Change

The markets in which the Company operates are characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and/or the emergence of new industry standards could render the Company's existing products and services obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products and services on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing products or services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

                        Product Liability

The Company's standard warranty on data storage products provides that, if the Company's product does not function to published specifications, the Company will repair or replace the defective component without charge. Although to date the Company's suppliers of hardware components have generally covered the warranty costs associated with such components, there can be no assurance that such manufacturers will continue to be willing or able to cover such costs, and their failure to do so would result in such costs being borne by the Company. There can be no assurance that the Company's warranty costs will not be significant in the future. Significant warranty costs could have a material adverse effect on the Company's business, operating results or financial condition.

The Company's agreements with its customers typically contain provisions intended to limit the Company's exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

The market for Year 2000 conversion services is in the early stages of development and service warranty standards have not as yet been defined. The extent to which the solution services division must provide warranty protection to its customers in order to be competitive remains uncertain. To the extent that future warranty obligations shift risks to the Company that are in excess of the warranty protection provided to the Company by MatriDigm and other toolset providers, a successful claim against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

                 Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology.
The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel, CASD and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently holds United States patents on certain of its data storage and software technologies. There can be no assurance that these patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has not received significant claims that it is infringing third parties' intellectual property rights, but there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights.

The Company expects that companies in its markets will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

The Company's solution services division relies primarily on proprietary technology developed and owned by MatriDigm Corporation and the prospects for the division are dependent on the ability of MatriDigm to maintain and expand a toolset which provides a relative advantage over competing Year 2000 conversion service providers for IBM COBOL. In the event that the MatriDigm toolset does not achieve significant market acceptance, the business of the solution services division would be materially and adversely affected.

                International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the Company expects that the recent acquisition of companies headquartered and operating in the United Kingdom and The Netherlands, respectively, will result in international sales representing an increasingly significant portion of the Company's net sales.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States.

                      Recent Acquisitions

The Company, on June 30, 1997, concluded the acquisition of three companies primarily engaged in development and marketing of software products: Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in The Netherlands. The operations of these acquired companies are substantial in relation to the previous operations of the Company and there remain significant risks involved in integrating the operations and financial systems of these companies, in part because of the relative size of the acquired operations and the distance of the headquarters of these companies from the headquarters of the Company. Acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations and financial condition.

                  Dependence on Key Personnel

The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified technical and management personnel in the future.

The future success of the Company's solution services division in particular will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that in the United States and elsewhere there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the solution services division. The increasing recognition of the scope and significance of the Year 2000 problem has materially increased the competition for personnel with appropriate skills and salary requirements have increased as availability of such personnel has declined precipitously. The Company's ability to maintain and renew existing relationships and obtain new business depends, in large part, on its ability to hire and retain technical personnel. An inability to hire such additional qualified personnel could impair the ability of the solution services division to manage and complete its existing projects and to bid for or obtain new projects.

      Dilution from 5% Convertible Subordinated Debentures

The Company's 5% Convertible Subordinated Debentures (the "Debentures") and the accrued interest thereon are convertible at any time at the option of the holders thereof into Common Stock at a conversion price equal to 90% of the average of the closing bid prices for the Common Stock on the five consecutive trading days preceding the date of conversion, but in no event greater than $26.975 per share. In addition, certain penalties may have the effect of increasing the amounts convertible into Common Stock. The Debentures are not convertible until the earlier of (a) 90 days following the date of issue or (b) the effective date of a corporate reorganization to which the Company is a party, and any Debentures outstanding on November 22, 1999 automatically will be converted into Common Stock. The Debentures restrict distributions and repurchases of capital stock.

As of December 9, 1997, 302,875 shares of Common Stock had been issued upon conversion of Debentures. If the remaining

Debentures were converted on December 9, 1997, approximately 2,200,000 shares of Common Stock would have been issued. This number of shares could prove to be greater or lesser in the event of a decrease or increase in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution of their investment upon conversion of the Debentures.

                       Anti-Takeover Provisions

Certain provisions of the Company's Certificate of Incorporation, as amended and restated, and Bylaws, as amended, California law and the Company's indemnification agreements with certain officers and directors of the Company may be deemed to have an anti-takeover effect. Such provisions may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in that stockholder's best interests, including attempts that might result in a premium over the market price for the shares held by stockholders.

The Company's Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock, having the number of shares designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the Board of Directors without stockholder approval.

The Board of Directors of the Company has approved the adoption of a Preferred Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, no par value per share (the "Common Shares"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Stock"), at an exercise price of $69.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment, and a redemption price of $.01 per Right. Each one one-hundredth of a share of Preferred Stock has designations and the powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person, entity or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 15% or more of the outstanding Common Shares or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares.

The Rights have certain anti-takeover effects, as they would cause substantial dilution to a person or group that attempted to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, since the Rights may be redeemed by the Company at $.01 per Right prior to the earliest of (i) the twentieth day following the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares (unless extended for one or more 10 day periods by the Board of Directors), (ii) a change of control, or (iii) the final expiration date of the rights.


Item 2:  PROPERTIES

Zitel leases its operating facilities under non-cancelable operating leases which expire at various dates through the year 2005. Average annual rent is approximately $1.4 million per year.


Item 3:  LEGAL PROCEEDINGS

         None.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

Executive Officers of the Registrant

Set forth below is information regarding executive officers of the Company who are not directors.

Name                 Age     Position
Arthur L. Chait       50     Vice President & General Manager,
                               Solution Services Division
John R. Conaway       52     Vice President, Operations
Henry C. Harris       49     Senior Vice President, Strategic Planning
                               & Alliances
James A. Hogan        40     Vice President & General Manager,
                             Intelligent Storage Systems Division
Larry B. Schlenoff    51     Vice President, Finance & Administration,
                               Chief Financial Officer, Secretary

Arthur L. Chait, Vice President and General Manager
Art Chait joined Zitel in January 1997 as vice president and general manager of the Solution Services Division. Prior to joining Zitel, he was with SRI International (formerly Stanford Research Institute), from April 1988 to December 1996, where he was a corporate vice president in the commercial technology sector and a group vice president of consulting. Prior to his tenure at SRI, Mr. Chait was vice president of marketing and, later, general manager of the U.S. operations of PA Consulting, a technology-based services company based in the United Kingdom. Prior to PA Consulting, he held a senior position in the Technology Management practice at Booz, Allen & Hamilton and senior management positions in the technical and customer services units of Dresser Industries.

John R. Conaway, Vice President of Operations
John Conaway joined Zitel in 1979. He has nearly 30 years' experience in the computer storage industry. He was promoted to vice president of operations in October 1995. Mr. Conaway has served in many crucial design and production engineering positions, including integral roles in several high-performance data storage product development projects.

Henry C. Harris, Senior Vice President of Strategic Planning & Alliances
Hank Harris, CPA, has served as vice president of finance and administration, chief financial officer and chief accounting officer from December 1986 through July 1997 and as secretary of the Company from November 1987 through October 1997. He currently holds the position of senior vice president of strategic planning and alliances. Prior to joining Zitel, he was employed by Dynamic Disk, Inc. as vice president of finance and administration and chief financial officer from October 1983 until November 1986. Prior to Dynamic Disk, he spent over 10 years in financial management and public accounting positions.

James A. Hogan, Vice President and General Manager
Jim Hogan joined the Company in October 1996 as Zitel's vice president of worldwide sales and marketing. In August 1997, he was promoted to general manager of the Intelligent Storage Systems Division. Prior to joining Zitel, Mr. Hogan was the senior director of market development at NETCOM from October 1995 to October 1996. From January 1995 to October 1995, he was vice president of worldwide sales and marketing for CyberSource Corporation. Mr. Hogan was the director of product marketing for CompuServe, Inc. from January 1993 to January 1995. Prior to CompuServe, Mr. Hogan spent 12 years at IBM Corporation, where he rose through the sales and marketing management organization in roles of increasing responsibility.

Larry B. Schlenoff, Vice President of Finance and Administration, Chief Financial Officer, Corporate Secretary
Larry Schlenoff joined Zitel in July 1997 as vice president of finance and administration and chief financial officer. In October 1997, he assumed the role of corporate secretary. Prior to joining Zitel, he held several executive positions at IBM including director of finance for the IBM Systems Technology Division, director of financial planning at IBM corporate and director of business evaluation for the IBM Printing Systems Company. Mr. Schlenoff's career at IBM spanned 27 years.







Zitel and CASD are registered trademarks of Zitel Corporation. Zitel 2000 is a service mark of Zitel Corporation. Datametrics is a registered trademark of
Datametrics Systems Corporation.   ViewPoint is a trademark of Datametrics
Systems Corporation. MatriDigm is a trademark of MatriDigm Corporation. All other trademarks are the property of their respective holders.

PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Zitel Corporation's common stock is traded in the over-the-counter market and is listed on the Nasdaq National Market System under the symbol ZITL.

The following table shows the quarterly high and low closing prices in the Nasdaq National Market System:

          FISCAL              1997                  1996
                       -------------------   -------------------
                         High        Low       High        Low
                       --------   --------   --------   --------
     First Quarter     61 1/4     10 7/8      6 3/8      4 11/16
     Second Quarter    50 1/8     27 7/8      6 15/16    5 1/16
     Third Quarter     33 1/8     11 1/2     10          6 1/16
     Fourth Quarter    25 9/16    19 1/16    10 1/8      5 1/8

As of September 30, 1997, the Registrant had approximately 486 shareholders of record of its Common Stock.

The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                   1997     1996     1995     1994      1993

Total revenue                    $17,966  $23,066  $23,714  $17,452   $21,780
Net income (loss)                (17,501)   4,049    8,526   (6,961)   (8,277)

Net income (loss) per share        (1.15)     .26      .56     (.55)     (.67)
Number of shares used in
  per share calculation           15,222   15,626   15,166   12,654    12,358

At year end:
Working capital                   18,763   20,445   19,969    7,202    15,668
Total assets                      49,294   30,699   26,206   13,678    24,230
Long-term liabilities             24,161        -        -       13     4,355
Shareholders' equity              15,946   27,089   22,957   10,004    16,203

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. Future trends in revenues and operating income will be dependent on both external factors and on the success of the various efforts described in this report. Risks and uncertainties include, but are not limited to, product and services demand, market acceptance, the effect of economic conditions, the impact of competitive products and pricing, product development, capacity and supply constraints or difficulties, and other risks detailed under the caption "Business - Risk Factors" and in other reports filed by the Company with the Securities and Exchange Commission.

General

Zitel Corporation (the "Company") is an Information Technology company specializing in advanced memory algorithms, systems optimization, and modeling and search technology. The Company employs these core competencies in three related lines of business: multi-platform and multi-system performance measurement and modeling software used to optimize performance in mission-critical environments; high-performance, enterprise-wide storage systems for mission-critical applications that include relational database, batch and on-line transactions; and, Year 2000 services and consulting including project management, planning, analysis, code conversion and testing using the MatriDigm technology and other tools.

Results of Operations

Fiscal 1997 Compared With Fiscal 1996

Revenues for fiscal 1997 decreased by $5,100,000 or 22%, from fiscal year 1996. Royalty revenue decreased $9,133,000 or 63% while net sales increased $4,033,000 or 47%. It is anticipated that royalty income from the third party will continue to decline as the Company's technology is phased out of the third party's future products. The increase in product sales in fiscal 1997 was related to the sale of both storage products and software products acquired on June 30, 1997. Storage product sales competition remained high during the year with average sales prices declining 45% during fiscal 1997 versus 1996. The Company anticipates that software sales will increase during fiscal 1998, as only one quarter of software revenue from the three acquired companies was included in fiscal 1997 revenue. The Company's Year 2000 remediation division did not produce revenue during the year but the Company anticipates revenue generation from this division during fiscal 1998.

Cost of goods sold, as a percentage of net sales, was 74% in fiscal 1997 as compared to 77% in 1996. The three-percentage point improvement in gross margins is attributable to higher margins from the sale of software products during the fourth quarter of the year.

Research and development expenses were 59% of net sales in the current year as compared to 76% in fiscal 1996. Actual dollars increased $953,000. Spending continued to increase in support of efforts to enhance existing products and for the development of the next generation of products; however, the majority of the spending increase was to support software products for the newly-acquired division.

Selling, general and administrative costs were $14,468,000 or 115% of net sales in fiscal 1997 versus $8,002,000 or 93% in the prior fiscal year. The transition in the storage business to the open systems marketplace required a major restructuring of sales and marketing and the hiring of additional personnel which increased spending by $2,959,000. In addition, the Solution Services Division, which began during the year, added $779,000 in operating expenses. The acquisition of the software companies on June 30, 1997 added operating expenses of $2,428,000 during the fourth quarter. The Company's intent is to more aggressively manage all operating expenses in order to realize an acceptable expense-to-revenue relationship.

The Company incurred a charge of $6,600,000 for in-process research and development expenses related to the acquisition of companies on June 30, 1997. The amount of the purchase price allocated to purchased research and development, which had no alternative future use and relates to products for which technological feasibility had not been established, was expensed at the acquisition date.

Interest expense totaled $3,532,000 during fiscal year 1997, $2,778,000 of which was related to the discount on the convertible subordinated debentures issued during the year. Interest income was $746,000 in fiscal 1997 compared to $482,000 in the prior year. Included in other income in the current year is $777,000 of realized gains from the sale of marketable securities as compared to $4,177,000 in the prior fiscal year.

The tax benefit for fiscal 1997 was 20% of the loss before taxes and the Company established a valuation allowance of $2,475,000 during the year. In 1996, the tax provision was 38% of income before income taxes.

Fiscal 1996 Compared With Fiscal 1995

Total revenue for 1996 was $23,066,000 compared with revenue of $23,714,000 in the prior year. The decrease in total revenue is attributable to a decrease in royalty revenue from $15,421,000 to $14,473,000.

Net sales were approximately level year to year with increases in sales of CASD products into the Unisys Corporation computer systems market offsetting the absence of sales of products discontinued or sold in fiscal 1995. Net sales into the open systems market were not a material portion of the Company's sales until the fourth quarter of the year.

Cost of goods sold as a percentage of net sales decreased to 77% in 1996 from 82% of net sales in the prior year. The improvement in cost of goods sold was attributable to lower material and production costs of the newly introduced CASD-II. The average sales price per megabyte of product sales declined by nearly 50% during the year.

Research and development expenses were 76% of net sales versus 69% of net sales in the prior year. Spending increased $797,000, primarily attributable to enhancements of existing products and the development of new products. The increase was primarily related to increased salary and related costs, consulting costs and costs associated with chip development.

Selling, general and administrative expenses were 93% of net sales versus 84% of net sales in the prior year. Actual spending increased $1,058,000. The increase is primarily attributable to an increase in bad debt expense of $367,000 resulting from a bad debt reversal in the prior year and increases in expenses in a wide variety of expense categories.

Included in other income and expense of $4,188,000 is a gain on trading securities of $4,177,000 of which $2,136,000 has been realized. Also included is interest income in fiscal 1996 of

$482,000 versus $399,000 in 1995. The increase is primarily related to higher cash balances invested in fiscal 1996 versus 1995.

In 1996, the Company recorded a tax provision of 38% of income before income taxes. In 1995, the Company recorded a tax provision of 33.2% of income before income taxes, which was offset by the utilization of net operating losses and the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", totaling $5,500,000.

On November 27, 1996, the Company's common stock was split two-for-one in the form of a stock dividend to shareholders of record on November 18, 1996. All applicable share and per-share data in these financial statements have been restated to give effect to the stock split.

Liquidity and Capital Resources

The Company's principal sources of working capital are product sales and royalty revenue. Working capital declined $1,682,000 during the year. Cash flows used in operating activities totaled $7,019,000. The utilization of cash in operating activities resulted primarily from the net loss of $17,501,000, an increase in gross accounts receivable of $1,289,000, an increase in deferred and refundable taxes of $4,743,000, an increase in accounts payable of $2,702,000, and an increase in accrued liabilities of $2,875,000. This was offset by the acquisition of in-process research and development of $6,600,000 and the discount amortization related to the convertible subordinated debentures of $2,778,000.

During the current fiscal year, $23,262,000 was used in investing activities. On June 30, 1997, the Company purchased three companies for $11,062,000 in cash and $1,200,000 in common stock. Also during the year, the Company invested an additional $2,000,000 in an unconsolidated company. Additionally, $2,650,000 was invested in capital equipment. Proceeds from the sale of marketable securities in the amount of $3,159,000 were generated in the current year.

Net cash provided by financing activities in the current fiscal year totaled $25,289,000. $23,795,000 was raised from the issuance of 5% Convertible Subordinated Debentures and $1,494,000 was generated from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. The Company currently has a $3,000,000 bank line of credit. The line will expire on January 31, 1998. The Company did not utilize the line during fiscal 1997.

Management believes that the Company will be able to meet its cash requirements for the next twelve months from cash on hand, other working capital, cash flow from operations, and the utilization of the line of credit.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)


                                                                September 30,
                                                              1997         1996
Assets
Current assets:
  Cash and cash equivalents                                 $  4,224     $  9,216
  Marketable securities                                            -        2,382
  Short-term investments                                       9,596            -
  Accounts receivable, less allowance for doubtful
    accounts of $175 in 1997 and $88 in 1996                   6,547        5,542
  Inventories                                                  3,050        4,211
  Deferred and refundable taxes                                3,540        2,224
  Other current assets                                           993          480
                                                            --------     --------
    Total current assets                                      27,950       24,055

Fixed assets-net                                               3,700        2,253
Intangible assets-net                                          5,846            -
Other assets-net                                              11,798        4,391
                                                            --------     --------
  Total assets                                              $ 49,294     $ 30,699
                                                            ========     ========

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                          $  4,768     $  2,066
  Accrued liabilities                                          4,419        1,544
                                                            --------     --------
    Total current liabilities                                  9,187        3,610

Convertible subordinated debenture                            24,161            -

Commitments (See note)

Shareholders' equity:
  Preferred stock, no par value; 1,000 shares
    authorized, none issued
  Common stock, no par value; 40,000 shares authorized:
    Issued and outstanding; 15,603 shares and 14,820 shares
    at September 30, 1997 and 1996, respectively              27,081       20,723
  Retained earnings (deficit)                                (11,135)       6,366
                                                            --------     --------
    Total shareholders' equity                                15,946       27,089
                                                            --------     --------
  Total liabilities and shareholders' equity                $ 49,294     $ 30,699
                                                            ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)


                                                      Year Ended September 30,
                                                     1997       1996       1995
Net sales                                         $ 12,626    $ 8,593    $ 8,293
Royalty revenue                                      5,340     14,473     15,421
                                                  --------    -------    -------
  Total revenue                                     17,966     23,066     23,714

Costs and expenses:
  Cost of goods sold                                 9,301      6,630      6,807
  Research and development                           7,504      6,551      5,754
  Selling, general and administrative               14,468      8,002      6,944
  Acquisition of in-process research
    & development                                    6,600          -          -
                                                  --------    -------    -------
    Operating income (loss)                        (19,907)     1,883      4,209

Interest income                                       (746)      (482)      (399)
Interest expense                                     3,532         25        156
Other income and expense                              (689)    (4,188)       (19)
                                                  --------    -------    -------
    Income (loss) before income taxes              (22,004)     6,528      4,471

Provision (benefit) for income taxes                (4,503)     2,479     (4,055)
                                                  --------    -------    -------
    Net income (loss)                             $(17,501)   $ 4,049    $ 8,526
                                                  ========    =======    =======
Net income (loss) per share                       $  (1.15)   $   .26    $   .56
                                                  ========    =======    =======
Number of shares used in per share calculation      15,222     15,626     15,166
                                                  ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands except per share data)


                                                    Common    Common    Retained          Total
                                                     Stock     Stock    Earnings   Shareholders'
                                                    Shares    Amount   (Deficit)         Equity
Balances at September 30, 1994                      12,970   $15,489    $ (5,485)       $10,004

Issuance of common stock:
  Stock options exercised ($0.34-$4.57
    per share)                                         544     1,262           -          1,262
  Employee stock purchase plan ($1.07 and $3.83
    per share)                                         134       230           -            230
  Private placement                                    900     2,922           -          2,922
  Stock warrants                                         4        13           -             13
Net income                                               -         -       8,526          8,526
                                                    ------   -------    --------        -------
Balances at September 30, 1995                      14,552    19,916       3,041         22,957

Issuance of common stock:
  Stock options exercised ($0.82-$7.94
    per share)                                         310       686           -            686
  Employee stock purchase plan ($4.15 and $5.10
    per share)                                          66       303           -            303
  Stock repurchase                                    (130)     (182)       (724)          (906)
  Stock warrants                                        22         -           -              -
Net income                                               -         -       4,049          4,049
                                                    ------   -------    --------        -------
Balances at September 30, 1996                      14,820    20,723       6,366         27,089

Issuance of common stock:
  Stock options exercised ($0.81 - $9.50
    per share)                                         498     1,104           -          1,104
  Employee stock purchase plan ($7.87 and $16.58
    per share)                                          35       390           -            390
  Stock warrants                                        15         -           -              -
  Common stock issued for acquisition                   61     1,200           -          1,200
  Conversion of subordinated debt                      174     3,664           -          3,664
Net loss                                                 -         -     (17,501)       (17,501)
                                                    ------   -------    --------        -------
Balances at September 30, 1997                      15,603   $27,081    $(11,135)       $15,946
                                                    ======   =======    ========        =======


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)


                                                                Year Ended September 30,
                                                               1997       1996      1995
Cash flows provided by (used in) operating activities:

Net income (loss)                                            $(17,501)  $ 4,049   $ 8,526
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Acquisition of in-process research & development expenses     6,600         -          -
  Discount amortization on subordinated debt                    2,778         -          -
  Depreciation and amortization                                 1,404       935      1,384
  Loss on disposal of fixed assets                                  -        15        111
  Provision for doubtful accounts                                 284       185        114
  Provision for inventory allowances                              480       480        176
  Unrealized gains on marketable securities                         -    (2,041)         -
  Realized gains on marketable securities                        (777)   (2,136)         -
  Deferred and refundable income taxes                         (4,743)    2,124     (4,104)
  Change in operating assets and liabilities:
  Increase in accounts receivable                              (1,289)   (1,527)      (529)
  Decrease (increase) in inventories                              681    (1,770)     1,825
  Decrease (increase) in other current assets                    (513)      (62)       418
  Increase (decrease) in accounts payable                       2,702       341       (298)
  Increase (decrease) in accrued liabilities                    2,875        33        (50)
                                                             --------   -------    -------
    Net cash provided by (used in) operating activities        (7,019)      626      7,573
                                                             --------   -------    -------
Cash flows provided by (used in) investing activities:
  Acquisition of fixed assets                                  (2,650)   (1,676)    (1,222)
  Investment in unconsolidated company                         (2,024)   (3,497)         -
  Purchase of short-term investments                           (9,596)        -          -
  Proceeds from sale of marketable securities                   3,159     2,795          -
  Purchase of other assets                                     (1,089)     (367)      (446)
  Purchase of companies net of cash acquired                  (11,062)        -          -
                                                             --------   -------    -------
    Net cash used in investing activities                     (23,262)   (2,745)    (1,668)
                                                             --------   -------    -------
Cash flows provided by (used in) financing activities:
  Issuance of common stock                                      1,494       989      4,427
  Repurchase of common stock                                        -      (906)         -
  Proceeds from borrowings                                          -         -      3,646
  Repayments of borrowings                                          -       (13)    (3,723)
  Issuance of subordinated debenture                           23,795         -          -
                                                             --------   -------    -------
    Net cash provided by financing activities                  25,289        70      4,350
                                                             --------   -------    -------
Net increase (decrease) in cash                                (4,992)   (2,049)    10,255
Cash and cash equivalents, beginning of year                    9,216    11,265      1,010
                                                             --------   -------    -------
Cash and cash equivalents, end of year                       $  4,224   $ 9,216    $11,265
                                                             ========   =======    =======

Supplemental cash flow information:
  Interest paid                                                     -         -     $   57
  Income taxes paid                                          $    265   $    82     $  136

Supplemental non-cash investing and financing activities:
  Issuance of common stock in business combination           $  1,200         -          -
  Capitalized financing costs                                $  1,038         -          -
  Conversion of subordinated debt and accrued interest       $  3,664         -          -
  Conversion of note receivable to investment in
    unconsolidated company                                   $    300         -          -

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

Summary of Significant Accounting Policies:

Zitel Corporation (the "Company") is an Information Technology Company that specializes in advanced memory algorithms, systems optimization, and modeling and search technology. The Company employs these core competencies in three related lines of business: multi-platform and multi-system performance measurement and modeling software used to optimize performance in mission-critical environments; high-performance, enterprise-wide storage systems for mission-critical applications that include relational database, batch and on-line transactions; and, Year 2000 services and consulting including project management, planning, analysis, code conversion and testing using the MatriDigm technology and other tools. Zitel conducts its business within one industry segment. The following is a summary of Zitel's significant accounting policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Zitel Corporation and its wholly-owned subsidiaries. Zitel's preferred stock interest in an unconsolidated company is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities:

At September 30, 1996, the Company's marketable securities consisted entirely of common shares of one company and were classified as trading securities. Those securities were sold in January 1997. The gain on the sale of such securities is included in other income.

Short-Term Investments:

At September 30, 1997, the Company's short-term investments, which were classified as available-for-sale securities, consisted entirely of 120-day high-grade commercial paper with a maturity date of October 2, 1997. The Company's short-term investments are carried at cost, which approximates fair value.

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

Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of internal-use software and its implementation which includes the cost of purchased software, consulting fees and the use of certain specified Company resources. As of September 30, 1997 and 1996, $1,092 thousand and $238 thousand, respectively, in costs have been capitalized and are included in other long-term assets. Amortization in the amount of $111 thousand has been charged during fiscal year 1997. No amortization had been charged in fiscal year 1996.

Revenue Recognition:

Revenue is recognized at the time products are shipped to customers and at the time services are rendered. Royalty revenue is recognized when earned and receipt is assured. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 91-1, "Software Revenue Recognition". The effect of the new SOP 97-2, "Software Revenue Recognition", issued on October 27, 1997, has yet to be determined.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred.

Software Development Costs:

Statement of Financial Accounting Standards (SFAS) No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Software development costs capitalized in fiscal year 1997 were $189 thousand. No amortization has been charged as of September 30, 1997.

Foreign Currency Translation:

The U.S. dollar is considered to be the functional currency for the Company's foreign operations. Accordingly, non-monetary assets and liabilities have been translated into U.S. dollars at a historical rate; monetary assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date; and revenues and expenses have been generally translated into U.S. dollars at the weighted average exchange rate during the period. Foreign currency transaction gains and losses, as well as the effects of remeasurement (which have not been material in the aggregate), are included in the accompanying statements of operations.

Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over seven and five years, respectively. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value.

Income Taxes:

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", in February 1997 effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share
(EPS) and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement. The effect of the adoption of SFAS No. 128 has yet to be determined.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company beginning in fiscal year 1999, has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company beginning in fiscal year 1999 and the impact of adoption has not been determined.

Net Income (Loss) Per Share:

Net income (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of common shares and common equivalent shares (when dilutive) outstanding during each year presented using the treasury stock method.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, marketable securities and trade receivables. The Company places its cash investments and marketable securities with high credit quality financial institutions and limits the amount of exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the diversity of the Company's customers, both geographically and within different industry segments.

Fair Value of Financial Instruments:

Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, short-term investments, accounts receivable, accounts payable, subordinated debentures, and other accrued liabilities approximate fair value due to their short maturities.

                                             September 30,
                                           1997        1996
Inventories:
  Raw materials                          $   953     $ 1,515
  Work in progress                           576         738
  Finished goods                           1,521       1,958
                                         -------     -------
                                         $ 3,050     $ 4,211
                                         =======     =======
Fixed Assets:
  Manufacturing equipment                $ 3,965     $ 3,666
  Office furniture and equipment           4,162       2,250
  Engineering equipment                    4,576       4,334
  Leasehold improvements                     683         666
                                         -------     -------
                                          13,386      10,916
  Less accumulated depreciation
    and amortization                      (9,686)     (8,663)
                                         -------     -------
                                         $ 3,700     $ 2,253
                                         =======     =======

Depreciation expense was $1,316 thousand, $827 thousand and $1,281 thousand for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

                                                  September 30,
                                                1997        1996
Other Assets:
  Investment in unconsolidated companies      $ 5,879     $ 3,563
  Deferred software implementation costs        1,092         238
  Deferred taxes, net                           3,177           -
  Capitalized financing costs on
    subordinated debt                           1,038           -
  Other                                           947       1,014
                                              -------     -------
                                               12,133       4,815
  Less accumulated amortization                  (335)       (424)
                                              -------     -------
                                              $11,798     $ 4,391
                                              =======     =======

Business Combinations:

On June 30, 1997, the Company acquired Datametrics Systems Corporation, Palmer & Webb Systems Limited, and Palmer & Webb Systems B.V. The purchase price consisted of a cash payment of $11.1 million, the issuance of shares of the Company's common stock valued at $1.2 million and transaction costs of approximately $500 thousand. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the total purchase price of $12.8 million was allocated to the net assets acquired based upon their estimated fair values. In addition, $6.6 million of the purchase price was allocated to purchased in-process research and development that has not reached technological feasibility and that has no alternative future use. The operating results of the acquired companies from July 1, 1997 through September 30, 1997, are included in the consolidated results of operations.

The following table is a summary of pro-forma financial information with respect to the combined companies as described above, disclosing pro-forma results of operations for the fiscal years ended September 30, 1997 and 1996, as though the entities had been combined as of October 1, 1997 and 1996. The pro-forma results do not reflect any non-recurring charges which resulted directly from the transaction, such as the $6.6 million write-off of purchased research and development.

                                         Year ended September 30,
                                            1997            1996

     Revenue                             $ 28,263         $36,095
     Net income (loss)                   $(13,624)        $ 2,929
     Net income (loss) per share         $  (0.90)        $  0.19

Investment in Unconsolidated Companies:

At September 30, 1996, Zitel had a $2.4 million investment in a company, classified as a trading marketable security, which was accounted for under the cost method. During fiscal year 1997, the Company liquidated its investment in the company.

In November 1995, Zitel purchased 9.6 million shares of preferred stock of a company in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of the company, subject to a royalty to the company. In July 1996, Zitel entered into an agreement to resell services of the company on a commission basis. The agreement also provides Zitel the exclusive right to create portable, on-site centers for the performance of services offered by the company for certain accounts in certain circumstances. During fiscal year 1997, the Company purchased an additional one million shares of preferred stock of the company in exchange for $2.0 million in cash. The Company also exercised an option to purchase 500 thousand shares of the company's common stock from a shareholder of the company for $300 thousand. Refer to "Note Receivable from Related Party" footnote.

The following is a summary of financial information with respect to the company, as of September 30, 1997 and 1996:

                                      1997         1996
                                    unaudited
     Net sales                      $    123     $      -
     Gross profit                         38            -
     Net loss                        (14,549)      (1,873)
     Current assets                    3,816        2,612
     Non-current assets                4,009        1,009
     Current liabilities               1,504          324

Note Receivable from Related Party:

The Company held a note receivable from an officer of an unconsolidated company with a principle balance of $300 thousand. At September 30, 1996, the note was included in other long-term assets. During fiscal year 1997, the note was converted to a common stock investment in the unconsolidated company. This investment is included in other long-term assets.

                                             September 30,
                                           1997        1996
Accrued Liabilities:
  Accrued payroll and related            $ 1,062     $   435
  Accrued vacation                           886         594
  Accrued commissions                        170          24
  Deferred revenue                         1,100           -
  Deferred warranty costs                  1,023           -
  Other accrued liabilities                  178         491
                                         -------     -------
                                         $ 4,419     $ 1,544
                                         =======     =======

Line of Credit:

The Company has a $3.0 million bank line of credit which expires on January 31, 1998. Interest is at the prime rate (8.50% at September 30, 1997) and is payable monthly. The Company is required to maintain certain specified financial ratios and profitable operations on a quarterly basis. The bank has waived non-compliance with the profitability covenant as of September 30, 1997. As of September 30, 1997, the Company had no borrowings outstanding under the line of credit.

Commitments:

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through the year 2005. Rent expense incurred under all operating leases and charged to operations was $789 thousand in 1997, $574 thousand in 1996 and $606 thousand in 1995.

Future minimum obligations under all facility leases at September 30, 1997 aggregate approximately $9.0 million, payable as follows:

                    Fiscal Year
                        1998         $1,407
                        1999          1,481
                        2000          1,495
                        2001          1,512
                        2002          1,549
                  Thereafter          1,519

Convertible Subordinated Debentures:

On May 22, 1997, the Company issued $25 million principal amount of 5% Convertible Subordinated Debentures (the "Debentures") which are due November 22, 1999. The Debentures accrue interest at the rate of 5% per annum and principal and accrued interest are convertible into Common Stock of the Company at a price equal to 90% of the average of the closing bid prices for the Common Stock on the five consecutive trading days preceding the date of conversion, but in no event greater than $26.975 per share. The Debentures are not convertible until the earlier of (a) 90 days following the date of issue or (b) the effective date of a corporate reorganization to which the Company is a party, and any Debentures outstanding on November 22, 1999 automatically will be converted into Common Stock. The Debentures restrict distributions and repurchases of capital stock.

The current year Consolidated Statement of Operations includes a charge to interest expense in the amount of $2,778 thousand related to the amortization of the total discount on the 5% Convertible Subordinated Debentures. During September 1997, approximately $3.3 million was converted to 174 thousand shares of common stock at prices ranging from $20.28 to $22.74 per share.

CAPITAL STOCK:

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders.

Private Placement:

In November 1994, the Company issued 900 thousand shares of common stock in a private placement. Net proceeds from this transaction were $2.9 million. Common stock purchase warrants totaling approximately 45 thousand were issued as a part of this transaction. The warrants have been fully exercised.

Stock Option Plans:

At September 30, 1997, the Company had reserved 5.5 million common shares for issuance under its 1990 Stock Option, 1982 Incentive Option and 1984 Supplemental Stock Option Plans. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two to ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 1997, there were 34 thousand shares reserved for future grants. At September 30, 1996, there were no shares reserved for future grant.

Activity in the Company's option plans during fiscal years 1995, 1996 and 1997 is summarized as follows:

                                           Weighted
                                 Number    Average       Options
                                   of       Price         Price        Total
                                 Shares   Per Share     Per Share     Amount

Balances, September 30, 1994     1,996      $ 1.92    $  .34-$ 9.50   $ 3,819
  Granted                          544      $ 5.99    $ 3.94-$ 9.50     3,263
  Cancelled                       (136)     $ 3.39    $ 1.44-$ 7.94      (462)
  Exercised                       (544)     $ 2.28    $  .34-$ 4.56    (1,243)
                                 -----                -------------   -------
Balances, September 30, 1995     1,860      $ 2.89    $  .34-$ 9.50     5,377
  Granted                          260      $ 7.10    $ 4.82-$ 9.88     1,851
  Cancelled                        (40)     $ 4.69    $ 1.19-$ 7.94      (190)
  Exercised                       (310)     $ 2.13    $  .82-$ 7.94      (660)
                                 -----                -------------   -------
Balances, September 30, 1996     1,770      $ 3.60    $  .34-$ 9.88     6,378
  Granted                        1,008      $23.47    $13.63-$44.38    23,662
  Cancelled                       (291)     $28.75    $ 1.06-$44.38    (8,372)
  Exercised                       (477)     $ 2.05    $  .81-$ 9.50      (978)
                                 -----                -------------   -------
Balances, September 30, 1997     2,010      $10.29    $  .34-$44.38   $20,690
                                 =====      ======    =============   =======

At September 30, 1997 and 1996, respectively, options for 867 thousand and 1,044 thousand shares were exercisable at prices ranging from $0.34 to $17.44.

1995 Non-Employee Directors' Stock Option Plan:

In April 1995, the Board of Directors approved the adoption of a Directors' plan which provides for automatic, non-discretionary grants of options to purchase an aggregate of 200 thousand shares of common stock. Options in the amount of 30 thousand, 24 thousand, and 24 thousand were granted in fiscal years 1995, 1996 and 1997, respectively, at prices ranging from $5.88 to $33.00 per share. Options totaling 21 thousand shares were exercised during fiscal 1997 with prices ranging from $5.88 to $6.22. 122 thousand shares are available for future grant. At September 30, 1997, 38 thousand shares were exercisable at prices ranging from $5.88 to $33.00. At September 30, 1996, 25 thousand shares were exercisable at prices ranging from $5.88 to $6.22.

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

In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 thousand shares, 400 thousand shares, 400 thousand shares, and 500 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. 35 thousand and 66 thousand shares were issued under the Plan during fiscal years 1997 and 1996, respectively. Since inception of the Plan, approximately 1,635 thousand shares have been issued.

Pro Forma Stock-Based Compensation:

As of September 30, 1997, options outstanding were as follows:

                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------   ---------------------
                                  Weighted
          Range                    Average   Weighted                Weighted
             of                  Remaining    Average                 Average
       Exercise       Number   Contractual   Exercise        Number  Exercise
         Prices  Outstanding          Life      Price   Exercisable     Price
---------------  -----------   -----------   --------   -----------  --------
$ 0.34 - $ 1.31          206          0.58     $ 1.22           206    $ 1.22
$ 1.38 - $ 2.00          115          3.75     $ 1.67           112    $ 1.67
$ 2.06 - $ 2.06          204          2.83     $ 2.06           204    $ 2.06
$ 2.31   $ 5.63          344          7.38     $ 4.73           185    $ 4.55
$ 5.69 - $ 7.94          276          7.73     $ 6.50           119    $ 6.51
$ 8.19 - $17.44          317          8.91     $14.24            78    $11.42
$19.13 - $19.63          230          9.40     $19.36             -         -
$20.13 - $22.50          300          9.56     $21.35             -         -
$23.25 - $24.50           49          9.84     $23.90             -         -
$33.00 - $33.00           26          9.41     $33.00            12    $33.00
                   ---------          ----     ------       -------    ------
$ 0.34 - $33.00        2,067          6.91     $10.29           916    $ 3.82

The Company has elected to continue to follow the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal years 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per share for fiscal years 1997 and 1996 would have been modified to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      Year ended September 30,
                                                            1997     1996
  Net income (loss) applicable to
    common stockholders - as reported                    $(17,501)  $4,049
                                                         ========   ======
  Net income (loss) applicable to
    common stockholders - pro forma                      $(22,138)  $3,637
                                                         ========   ======
  Net income (loss) per share - as reported              $  (1.15)  $  .26
                                                         ========   ======
  Net income (loss) per share - pro forma                $  (1.45)  $  .23
                                                         ========   ======

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 1997 and 1996 were $13.4 million and $1.2 million, and $12.99 and $4.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1997 and 1996:

     Expected volatility              76% - 91%
     Risk-free interest rate        5.07% - 6.22%
     Expected life                    .88 - 5.12 years
     Expected dividend yield             0.0%

The Company has also estimated the fair value for the purchase rights under the employee stock purchase plan using the Black-Scholes Model, with the following assumptions for fiscal years 1997 and 1996:

     Expected volatility              65% - 136%
     Risk-free interest rate        5.51% - 5.63%
     Expected life                    .50 years
     Expected dividend yield             0.0%

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

Directors; however, no such contributions were made in fiscal 1997, 1996, or 1995.

Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                           1997       1996      1995
   Current expense:
     Federal                             $     -    $    77   $   125
     State                                     -         23         -
     Foreign                                   -          -         7
                                         -------    -------   -------
                                               -        100       132
   Deferred tax expense (benefit):
     Federal                              (3,989)     2,091    (3,735)
     State                                  (514)       288      (452)
                                         -------    -------   -------
                                         $(4,503)   $ 2,479   $(4,055)
                                         =======    =======   =======

The Company's effective tax rate for the years ended September 30, 1997 and 1996 differs from the U.S. federal statutory income tax rate as follows:

                                                  1997        1996
    Federal income tax at statutory rate         (34.0)%      34.0%
    State taxes, net of federal benefit           (4.1)        6.1
    Tax credits                                   (2.3)       (2.7)
    Non-deductible interest expense                5.1           -
    Other, net                                     3.6          .6
    Change in valuation allowance                 11.2           -
                                               -------     -------
                                                 (20.5)%      38.0%
                                               =======     =======

The following table shows the major components of the deferred tax asset as of September 30, 1997 and 1996:

                                                     1997     1996
Deferred tax assets and liabilities:
  Current:
    Accounts receivable, inventory and
      other reserves                              $ 1,109  $   694
    Accrued liabilities                               330      286
    Net operating losses                            3,975      373
    Tax credit carryforwards                        2,391    1,015
    Appreciation of marketable securities               -     (819)
    Other                                             981      259
                                                  -------  -------
    Total before valuation allowance                8,786    1,808
    Valuation allowance                            (2,475)       -
                                                  -------  -------
    Net deferred tax asset                        $ 6,311  $ 1,808
                                                  =======  =======

At September 30, 1997, the Company has federal and state net operating loss
(NOL) carryforwards of $10.5 million and $5.2 million, respectively, to reduce future taxable income. The Company has federal and state general business credit carryforwards of $1.9 million and $.5 million, respectively, to reduce future taxable income. These carryforwards expire in 1998 through 2012 if not utilized.

In addition, the Company has $6.2 million of NOLs related to stock option exercises, the benefit of which will be credited to equity when utilized.

Due to the uncertainty surrounding the realization of the NOL and credit carryforwards in future tax returns, a valuation allowance has been established to reduce the deferred tax assets to the amount expected to be realized. The valuation allowance increased by $2.5 million during the year ended September 30, 1997.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has and will receive a royalty based on sales by the third party of the product developed. Royalties totaling approximately $5.3 million, $14.5 million and $15.4 million were received from the third party in fiscal years 1997, 1996 and 1995, respectively.

Foreign Operations:

The Company's foreign operations are those of its European branches and subsidiaries. All of their sales are made to unaffiliated European customers. The following table summarizes the Company's European operations:

                                   1997       1996      1995

     Net sales                   $ 4,530    $2,924    $1,566
     Operating income (loss)      (1,080)      585      (124)
     Total assets                  6,693     1,368       386

Export Sales:

Export sales from domestic operations were $2.2 million, $1.4 million and $1.5 million in 1997, 1996 and 1995, respectively.

Major Customers:

Sales to one customer amounted to 14.6% and 14.3% of net sales in 1997 and 1995, respectively. Sales to two customers amounted to 13% and 11.8% of net sales in 1996.

Report of Independent Accountants

To the Shareholders and Board of Directors
Zitel Corporation

We have audited the accompanying consolidated balance sheets of Zitel Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zitel Corporation and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
San Jose, California
October 28, 1997

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                            PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 1998, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is included herein on pages 18 through 20.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation of the Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 1998, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 1998, is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                            PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Financial Statements and Schedules

          The consolidated financial statements, together with the report thereon from Coopers & Lybrand L.L.P., appear in Item 8 in this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (1)  Financial Statements:

  Consolidated Balance Sheets (p. 27)
  Consolidated Statements of Operations (p. 28)
  Consolidated Statements of Shareholders' Equity (p. 29)
  Consolidated Statements of Cash Flows (p. 30)
  Notes to Consolidated Financial Statements (pgs. 31-46)
  Report of Independent Accountants (p. 47)

          (2)  Financial Statement Schedules:

  Report of Independent Accountants (p. 59)
  SCHEDULE VIII-Valuation and Qualifying Accounts (p. 60)

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

10.26 Accounts Collateral Security Agreement, dated as of September 30, 1994, between the Company and CoastFed Business Credit Corporation. (14)

10.27 Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company. (15)

10.28 Series A Preferred Stock Purchase Agreement between the Company and MatriDigm Corporation dated November 17, 1995. (Confidential treatment has been requested for a portion of the exhibit. The confidential portion has been omitted and filed separately with the Commission.) (16)

10.29 Rights Agreement, dated as of June 12, 1996, between Zitel Corporation and American Stock Transfer & Trust Company, with exhibits. (17)

10.30 Preferred Stock Purchase and Put Option among MatriDigm Corporation, BRC Holdings, Inc., and the Company dated December 2, 1996. (18)

10.31 Sales Representative Agreement between MatriDigm Corporation and the Company dated August 22, 1996. (19)

10.32  Form of Convertible Subordinated Debenture. (20)

10.33  Registration Rights Agreement. (20)

10.34  Securities Purchase Agreement. (20)

10.35  Placement Agency Agreement. (20)

10.36 Asset Purchase Agreement dated as of June 25, 1997, by and among Zitel World Trade, Datametrics Systems Corporation and John C. Kelly. (21)

10.37 Asset Purchase Agreement dated as of June 30,1997, by and among Zitel Corporation, Zitel Limited, Palmer & Webb Systems Limited, Reginald Webb and Julian Palmer and Moebius Business Training Limited. (21)

10.38 Stock Purchase Agreement dated as of June 30, 1997, by and among Zitel Corporation, Zitel World Trade, Hell Sails B.V. and Palmer and Webb Systems B.V.
(21)

10.39 Lease Office Building for One Monument Place between Upland Industrities Corporation and Collins Equities, Inc. and Datametrics Systems Corporation dated July 31,1992. (21)

10.40 First Amendment to Lease between CMD Realty Investment Fund, L.P. and Datametrics Systems Corporation dated October 16, 1996. (21)

10.41  Form of Palmer & Webb Lease. (21)

11.1   Statement regarding computation of earnings per share.

22.1   Subsidiaries of the Company.

23.1   Consent of Independent Accountants.

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

(17) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed on June 25, 1996.

(18) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed February 12, 1997.

(19) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed May 14, 1997.

(20) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed May 29, 1997.

(21) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed July 14, 1997.

     (b) Reports on Form 8-K

         On July 14,1997, the Company filed a report on Form 8-K with respect to the acquisition, on June 30, 1997, of Datametrics Systems Corporation, Palmer & Webb Systems Limited and Palmer & Webb Systems B.V. The following financial statements were filed with the report:

         (1)  Financial Statements of Businesses Acquired

              Filed as a part of the report were the following financial statements:

              (i) The financial statements and report thereof, for Datametrics Systems Corporation for the years ended December 31, 1996 and 1995.

              (ii) The financial statements and report thereof, for Palmer & Webb Systems Limited for the years ended December 31, 1996 and 1995.

              (iii) The financial statements and report thereof, for Palmer & Webb Systems B.V. for the years ended December 31, 1996 and 1995.

         (2)  Unaudited Pro Forma Financial Information

              The following listed unaudited pro forma financial information for the acquisitions were filed as a part of the report:

              (i)    Introductory Paragraph

              (ii)   Notes to Unaudited Pro Forma Combined Financial Statements

              (iii) Unaudited Pro Forma Combined Balance Sheet as of March 31, 1997

              (iv) Unaudited Pro Forma Combined Statement of Operations for the Year Ended September 30, 1996

              (v) Unaudited Pro Forma Combined Statement of Operations for the Six Months Ended March 31, 1997

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

                              ZITEL CORPORATION




                                   Jack H. King
                              By:  Jack H. King
                                   President and Director
                                   Chief Executive Officer
                                   December 19, 1997

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


Signature             Title                               Date
---------             -----                               ----


Jack H. King          President and Director            December 19, 1997
Jack H. King          (Chief Executive Officer)


Larry B. Schlenoff    Vice President of                 December 19, 1997
Larry B. Schlenoff    Finance, Chief Financial
                      Officer and Secretary


Catherine P. Lego     Director                          December 19, 1997
Catherine P. Lego


William R. Lonergan   Director                          December 19, 1997
William R. Lonergan


William M. Regitz     Director                          December 19, 1997
William M. Regitz


Robert H. Welch       Director                          December 19, 1997
Robert H. Welch


Anna M. McCann        Vice President and                December 19, 1997
Anna M. McCann        Chief Accounting Officer

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Zitel Corporation
Fremont, California

Our audit of the consolidated financial statements of Zitel Corporation and Subsidiaries referred to in our report dated October 28, 1997 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14a of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
San Jose, California
October 28, 1997

                                                    SCHEDULE VIII

                       ZITEL CORPORATION

               VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS 1995, 1996 AND 1997

   Column A                   Column B     Column C    Column D    Column E
   --------                  ----------  -----------  ----------  ----------
                                          Additions
                                         Charged to
                               Balance     Revenues   Write-offs  Balance at
                              Beginning   and Costs      and        End of
  Description                 of Period  and Expense  Deductions    Period
  -----------                ----------  -----------  ----------  ----------

1995
--------------
Allowance for Doubtful
  Accounts                   $  496,000  $ (408,000)           -  $   88,000

Provision for Obsolete
  Inventory                  $  551,000  $  278,000   $  520,000  $  309,000

Valuation Allowance on
  Deferred Tax Assets        $6,222,000           -   $6,222,000           -

1996
--------------
Allowance for Doubtful
  Accounts                   $   88,000           -            -  $   88,000

Provision for Obsolete
  Inventory                  $  309,000  $  480,000   $  289,000  $  500,000

Valuation Allowance on
  Deferred Tax Assets                 -           -            -           -

1997
--------------
Allowance for Doubtful
  Accounts                   $   88,000  $   87,000            -  $  175,000

Provision for Obsolete
  Inventory                  $  500,000  $  480,000   $  341,000  $  639,000

Valuation Allowance on
  Deferred Tax Assets                 -  $2,475,000            -  $2,475,000