Form 10-Q
period 1997-12-31
ZITEL CORP
filed 1998-02-12
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1997

                                or

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1997 was 15,883,256.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                            Page
                                                           Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       December 31, 1997 (unaudited) and September 30, 1997 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three Months
        Ended December 31, 1997 and 1996 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Three Months Ended
       December 31, 1997 and 1996 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .................................. 11

PART II.   Other Information

  Item 4.  Submission of Matters to a Vote
             of Security Holders ............................. 14

  Item 6.  Exhibits and Reports on Form 8-K .................. 14

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)

                                    (UNAUDITED)
                                    December 31,  September 30,
                                         1997         1997
     ASSETS
Current assets:
  Cash and cash equivalents            $ 7,124       $ 4,224
  Short-term investments                     0         9,596
  Accounts receivable, net               8,391         6,547
  Inventories                            2,258         3,050
  Deferred and refundable taxes          3,536         3,540
  Other current assets                   1,005           993
                                       -------       -------
    Total current assets                22,314        27,950

Fixed assets, net                        3,629         3,700
Other assets, net                       19,337        17,644
                                       -------       -------
  Total assets                         $45,280       $49,294
                                       =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 4,079       $ 4,768
  Accrued liabilities                    5,032         4,419
                                       -------       -------
    Total current liabilities            9,111         9,187

Convertible subordinated debt           22,768        24,161

Shareholders' equity:
  Common stock                          29,032        27,081
  Accumulated deficit                  (15,631)      (11,135)
                                       -------       -------
  Total shareholders' equity            13,401        15,946
                                       -------       -------
  Total liabilities and
    shareholders' equity               $45,280       $49,294
                                       =======       =======


The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)

                                             Three Months Ended
                                                December 31,
                                             ------------------
                                               1997      1996
                                              ------    ------
Net sales                                    $ 7,363   $ 3,266
Royalty revenue                                  583     2,318
                                             -------   -------
  Total revenue                                7,946     5,584
Cost of goods sold                             3,456     2,798
Research and development expenses              1,988     1,621
Selling, general & administrative expenses     6,678     2,493
                                             -------   -------
  Operating loss                              (4,176)   (1,328)

Other (income) expense                           320      (442)
                                             -------   -------
  Loss before income taxes                    (4,496)     (886)
Benefit for income taxes                           0      (319)
                                             -------   -------
  Net loss                                   $(4,496)  $  (567)
                                             =======   =======

Basic and diluted loss per share             $  (.29)  $  (.04)
                                             =======   =======

Number of shares used in basic and diluted
  loss per share calculations                 15,704    14,953
                                             =======   =======


The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)

                                                      (UNAUDITED)
                                                  Three Months Ended
                                                      December 31,
                                                    1997       1996
                                                  --------   -------
Cash flows used in operating activities:
  Net loss                                        $(4,496)   $  (567)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization of discount on subordinated debt     222          -
    Depreciation and amortization                     743        273
    Provision for doubtful accounts                    51         46
    Provision for inventory allowances                120        455
    Unrealized gains on marketable securities           -       (298)
    Deferred and refundable income taxes                -       (298)
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable     (1,895)       253
    Decrease in inventories                           672        129
    Decrease (increase) in other current assets        (8)        13
    Decrease in accounts payable                     (689)      (119)
    Increase (decrease) in accrued liabilities        647        (72)
                                                 --------    -------
 Net cash used in operating activities             (4,633)      (185)
                                                 --------    -------
Cash flows provided by (used in)
 investing activities:
    Acquisition of fixed assets                      (370)      (375)
    Investment in unconsolidated company           (1,473)    (1,025)
    Maturities of investments                       9,596          -
    Purchase of other assets                         (744)      (416)
                                                 --------    -------
 Net cash provided by (used in)
  investing activities                              7,009     (1,816)
                                                 --------    -------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                      (UNAUDITED)
                                                  Three Months Ended
                                                      December 31,
                                                     1997      1996
                                                   -------   -------
Cash flows provided by financing activities:
   Issuance of common stock                        $   524   $   611
                                                   -------   -------
 Net cash provided by financing activities             524       611
                                                   -------   -------
 Net increase (decrease) in cash                     2,900    (1,390)
Cash and cash equivalents, beginning of year         4,224     9,216
                                                   -------   -------
Cash and cash equivalents, end of period           $ 7,124   $ 7,826
                                                   =======   =======

Supplemental non-cash investing and
 financing activities:
  Conversion of subordinated debt and accrued
    interest                                       $ 1,427         -
                                                   =======   =======




The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results expected for the full year.

2.  Recent Accounting Pronouncements:
    In June 1997, the FASB issued SFAS No, 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal year 1999, has not been determined.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal year 1999 and the impact of adoption has not been determined.

On October 27, 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP),97-2, Software Revenue Recognition. SOP 97-2 establishes the standard for the appropriate recognition of software revenue. The effect of the new SOP 97-2 has yet to be determined.

3.  Inventories:
                            December 31,       September 30,
                                1997               1997
                            ------------       -------------
     Raw materials             $  867             $  953
     Work in process              374                576
     Finished goods             1,017              1,521
                               ------             ------
                               $2,258             $3,050
                               ======             ======

4.  Investment in Unconsolidated Company:
    During the quarter ended December 31, 1997, Zitel invested an additional $1.5 million in MatriDigm in exchange for a convertible promissory note. The note is convertible into common stock with a conversion rate based on future performance of MatriDigm. As of December 31, 1997, the Company's investment in MatriDigm amounted to $7.35 million, consisting of 10.6 million shares of preferred stock, 500 thousand shares of common stock and the promissory note.

5.  Line of Credit:
    The Company's $3.0 million secured bank line of credit expired on January 31, 1998. The Company is in the process of completing an agreement pursuant to the commitment offer letter, which was executed on February 5, 1998, for a $3.0 million secured line of credit.

6.  5% Convertible Subordinated Debentures:
    The current quarter includes a charge to interest expense in the amount of $222 thousand related to the amortization of the discount on the 5% convertible subordinated debentures. During December 1997, approximately $1.4 million was converted into 129 thousand shares of common stock at a price of $9.9563 per share.

7.  Earnings Per Share (EPS):
    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                               Quarters Ended
                                                 December 31,
                                              -----------------
                                                l997       1996
                                              -------    -------
                                                 (unaudited)
Numerator - Basic and Diluted EPS
  Net loss                                    $(4,496)   $  (567)
                                              =======    =======
Denominator - Basic EPS
  Common stock outstanding                     15,704     14,953
  Common equivalent stock                           -          -
                                              -------    -------
                                               15,704     14,953
                                              -------    -------
Basic loss per share                          $  (.29)   $  (.04)
                                              =======    =======
Denominator - Diluted EPS
  Denominator - Basic EPS                      15,704     14,953
  Effect of Dilutive Securities:
    Common stock options                            -          -
    Convertible preferred stock                     -          -
                                              -------    -------
                                               15,704     14,953
                                              -------    -------
Diluted loss per share                        $  (.29)   $  (.04)
                                              =======    =======

Options to purchase 750 thousand shares were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation. In addition, had the subordinated debt been converted, it would have resulted in approximately 2.6 million shares, but these shares were not included in the computation due to their anti-dilutive effect.

Subsequent to December 31, 1997, approximately $2.2 million of the subordinated debt were converted into approximately 243 thousand common shares. If the transaction would have occurred before the end of the period, the inclusion of those shares would not have had a significant impact.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $4,496,000 ($0.29 per share) for the first quarter of fiscal 1998, ended December 31, 1997, compared with a net loss of $567,000 ($0.04 per share) for the same quarter of the prior year. Total revenue for the current quarter was $7,946,000, an increase of 42% over total revenue of $5,584,000 for the same period a year earlier. The increase in total revenue was due to an increase in net sales partially offset by a decrease in royalty revenue. Net sales for the current quarter were $7,363,000 versus $3,266,000 for the same quarter of the prior year, an increase of $4,097,000. The increase in net sales is directly attributable to the net sales generated by the software companies acquired June 30, 1997. Royalty revenue for the quarter just ended was $583,000 compared with $2,318,000 for the same quarter of the prior year.

Gross margin for the quarter ended December 31, 1997 was 53% of net sales compared to 14% of net sales for the same quarter of the prior year. The improvement in gross margin percentage is primarily attributable to product mix as a result of net sales generated by the recently acquired software companies. In addition, gross margin of net sales of the storage products, as a percent of net sales, also improved as a result of lower material costs and a slight decrease in other cost of sales which do not vary directly with sales volume. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, increases in material costs and changes in other cost of sales which do not vary directly with sales volume.

Research and development expenses for the quarter ended December 31, 1997 were 25% of total revenue compared to 29% for the same period of the prior year. Actual spending increased $367,000, primarily attributable to the added research and development by the recently acquired software companies. Research and development expense in the storage division decreased by approximately $250,000.

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 1997 were 84% of total revenue versus 45% for the same period a year earlier. Actual spending increased $4,185,000. The increase is primarily attributable to the added SG&A expenses of the recently acquired software companies of approximately $2,500,000, an increase in SG&A of the Company's solution services division of approximately $500,000, an increase in salaries and related costs as a result of an increase in SG&A personnel of approximately $300,000 and an accrual for the reduction in force described below, of approximately $300,000.

While management was pleased with the growth in revenue from year to year, revenue did not grow fast enough to support the levels of spending. Management has restructured the storage and software divisions of the Company, resulting in a reduction in work force. Payroll costs were reduced by approximately 16% and further savings in ancillary expenses are anticipated.

Other expense was $320,000 for the quarter just ended versus other income of $442,000 in the same quarter of the prior year. For the current quarter, other expense included $495,000 interest expense related to the convertible subordinated debt, partially offset by interest income of $168,000. For the comparable quarter of the prior year, other income included an unrealized gain of $298,000 on an investment held for resale and interest income of $140,000.

Liquidity and Capital Resources

For the quarter ended December 31, 1997, working capital decreased $5,560,000 and cash flows used in operating activities totaled $4,633,000. The utilization of cash in operating activities resulted primarily from the net loss of $4,496,000 and an increase in gross accounts receivable of $1,895,000 partially offset by changes in other components of operating assets and liabilities. During the quarter, net cash provided by investing activities was $7,009,000; $9,596,000 was generated from the maturity of a short-term investment. The Company invested an additional $1,473,000 in an unconsolidated company, purchased other assets in the amount of $744,000 and capital equipment in the amount of $370,000. Net cash provided by financing activities was $524,000 from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan.

The Company's $3.0 million secured bank line of credit expired on January 31, 1998. The Company is in the process of completing an agreement pursuant to the commitment offer letter, executed on February 5, 1998, for a $3.0 million secured bank line of credit Management believes that the Company will be able to meet its cash requirements for the remainder of the fiscal year from cash on hand, other working capital, and cash flow from operations augmented by a bank line of credit.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". Readers are referred to the "Recent Accounting Pronouncements" section of the Notes to the Condensed Consolidated Financial Statements for further discussion.

=======================================================
This report contains forward-looking statements which are subject to uncertainties, including those contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.





_____________________________________________________________
Zitel and CASD are registered trademarks of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on January 29, 1998. A total of 15,472,852 shares of the Company's Common Stock out of a total 15,749,251 shares outstanding on the record date for the meeting were represented and voted in person or by proxy.

     The Company has a five-person Board of Directors. At the annual meeting, all five directors were nominated and re-elected to the Board of Directors by a vote of at least 14,908,161 shares in favor and 564,691 shares withholding authority to vote.

     The shareholders approved the adoption of an amendment to the 1990 Stock Option Plan, as amended, to provide that the number of shares of Common Stock reserved for issuance under such Plan be increased by 750,000 shares, from 5,450,000 shares (including shares reserved or granted under the Company's prior Option Plans) to 6,200,000 shares. The motion was carried by a vote of 14,224,626 shares voting for, 1,128,252 dissenting votes and 119,974 abstaining votes.

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


                                  ZITEL CORPORATION


Date:  February 12, 1998          Larry B. Schlenoff
                                  Larry B. Schlenoff
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial Officer and
                                  Secretary)