Form 10-Q
period 1998-03-31
ZITEL CORP
filed 1998-05-13
CIK 731647

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                   FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                                      or

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

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1998 was 17,189,446.

                      ZITEL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                              Page
                                                             Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1998 (unaudited) and September 30, 1997 .....  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months
        Ended March 31, 1998 and 1997 ........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 1998 and 1997 ...............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .................................. 12

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K .................. 16

                      ZITEL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ($000's)

                                               (UNAUDITED)
                                                 March 31,  September 30,
                                                   1998         1997
   ASSETS
Current assets:
  Cash and cash equivalents                      $ 4,415       $ 4,224
  Short-term investments                              --         9,596
  Accounts receivable, net                         5,052         6,547
  Inventories                                      1,915         3,050
  Deferred and refundable taxes                    3,546         3,540
  Other current assets                             1,181           993
                                                 -------       -------
    Total current assets                          16,109        27,950

Fixed assets, net                                  3,259         3,700
Intangible assets, net                             5,347         5,846
Other assets, net                                 13,560        11,798
                                                 -------       -------
  Total assets                                   $38,275       $49,294
                                                 -------       -------
                                                 -------       -------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 2,797       $ 4,768
  Accrued liabilities                              4,218         4,419
                                                 -------       -------
    Total current liabilities                      7,015         9,187

Convertible subordinated debt                      9,317        24,161

Shareholders' equity:
  Common stock                                    43,065        27,081
  Accumulated deficit                            (21,122)      (11,135)
                                                 -------       -------
  Total shareholders' equity                      21,943        15,946
                                                 -------       -------
  Total liabilities and
    shareholders' equity                         $38,275       $49,294
                                                 -------       -------
                                                 -------       -------

The accompanying notes are an integral part of these financial statements.

                     ZITEL CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)
                    (In thousands except per share data)

                                     Three Months Ended   Six Months Ended
                                          March 31,          March 31,
                                     ------------------  -----------------
                                        1998     1997      1998      1997
                                      -------  -------   -------   -------
Net sales                             $ 4,183  $ 1,576   $11,546   $ 4,842
Royalty revenue                           210    1,196       792     3,514
                                      -------  -------   -------   -------
  Total revenue                         4,393    2,772    12,338     8,356
Cost of goods sold                      2,339    1,737     5,795     4,536
Research and development
  expenses                              1,963    1,613     3,951     3,235
Selling, general &
  administrative expenses               5,182    3,007    11,860     5,498
                                      -------  -------   -------   -------
  Operating loss                       (5,091)  (3,585)   (9,268)   (4,913)

Other (income) expense                    399     (594)      719    (1,035)
                                      -------  -------   -------   -------
Loss before income taxes               (5,490)  (2,991)   (9,987)   (3,878)
Benefit from income taxes                  --   (1,077)       --    (1,396)
                                      -------  -------   -------   -------
Net loss                              $(5,490) $(1,914)  $(9,987)  $(2,482)
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

Basic and diluted loss
  per share                           $  (.33) $  (.13)  $  (.62)  $  (.16)
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

Number of shares used in
  basic and diluted loss
  per share calculations               16,646   15,234    16,175    15,096
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

The accompanying notes are an integral part of these financial statements.

                      ZITEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($000's)

                                                                (UNAUDITED)
                                                             Six Months Ended
                                                                 March 31,
                                                              1998       1997
                                                            --------   -------
Cash flows provided by (used in) operating activities:
  Net loss                                                  $(9,987)   $(2,482)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Amortization of capitalized financing costs                 482         --
    Depreciation and amortization                             1,530        556
    Provision for doubtful accounts                             102         99
    Provision for inventory allowances                          160        240
    Gain on sale of trading securities                            0       (777)
    Proceeds from sale of trading securities                      0      3,159
    Change in operating assets and liabilities:
    Decrease in accounts receivable                           1,393      2,112
    Decrease in inventories                                     975        439
    Increase in deferred and refundable taxes                    (6)    (1,395)
    Increase in other current assets                           (188)      (259)
    Decrease in accounts payable                             (1,971)      (732)
    Increase in accrued liabilities                             268         63
                                                           --------    -------
 Net cash provided by (used in)
  operating activities                                       (7,242)     1,023
                                                           --------    -------
Cash flows provided by (used in)
 investing activities:
    Purchase of fixed assets                                   (477)      (811)
    Purchase of other assets                                   (862)      (875)
    Investment in unconsolidated company                     (1,495)    (2,024)
    Maturities of investments                                 9,596         --
                                                           --------    -------
 Net cash provided by (used in)
  investing activities                                        6,762     (3,710)
                                                           --------    -------

                      ZITEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (continued)
                                  ($000's)

                                                                (UNAUDITED)
                                                             Six Months Ended
                                                                 March 31,
                                                              1998       1997
                                                            --------   -------
Cash flows provided by financing activities:
   Issuance of common stock                                  $   671   $   881
                                                             -------   -------
 Net cash provided by financing activities                       671       881
                                                             -------   -------
 Net increase (decrease) in cash                                 191    (1,806)
Cash and cash equivalents, beginning of year                   4,224     9,216
                                                             -------   -------
Cash and cash equivalents, end of period                     $ 4,415   $ 7,410
                                                            --------   -------
                                                            --------   -------

Supplemental non-cash investing and
 financing activities:
  Conversion of subordinated debt and accrued
    interest                                                 $15,313   $    --
                                                            --------   -------
                                                            --------   -------

   The accompanying notes are an integral part of these financial statements.

                      ZITEL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)
                 (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results expected for the full year. The Company has sustained recurring losses related primarily to lower than anticipated revenues. Management believes that the Company will be able to meet its cash requirements for the quarter ending June 30, 1998 from cash on hand, other working capital, and cash flow from operations augmented by the recently obtained bank line of credit. The Company currently plans to raise additional capital to fund operations until cash flow from operating activities are positive. Management is actively engaged in evaluating alternative sources for capital and believes this effort will be successful. There can be no assurance, however, that the Company would be successful in raising the additional capital.

2.  Recent Accounting Pronouncements:
    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal year 1999, has not been determined.

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

    On October 27, 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". SOP 97-2 establishes the standard for the appropriate recognition of software revenue, effective for the Company in fiscal year 1999. The effect of the new SOP 97-2 has yet to be determined.

3.  Inventories:

                              March 31,        September 30,
                                1998               1997
                            ------------       -------------
     Raw materials             $  819             $  953
     Work in process              255                576
     Finished goods               841              1,521
                               ------             ------
                               $1,915             $3,050
                               ------             ------
                               ------             ------

4.  Intangible Assets:
    Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over seven and five years, respectively. The Company periodically assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to net realizable value. As of March 31, 1998, intangible assets consist of the following:

                                      March 31,     September 30,
                                        1998            1997
    Goodwill                           $3,252          $3,242
    Purchased technology                2,862           2,862
    Less accumulated amortization        (767)           (258)
                                       ------          ------
                                       $5,347          $5,846
                                       ------          ------
                                       ------          ------

5.  Deferred Software Implementation Costs:
    The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources, and are being amortized on a straight-line basis over the estimated life of the computer software, which is five years. As of March 31, 1998, $1.1 million in costs had been capitalized and are included in other long-term assets. Amortization in the amount of $113 thousand has been charged during the six-month period in fiscal 1998. Amortization of $111 thousand had been charged in fiscal year 1997.

6.  Investment in Unconsolidated Company:
    During the quarter ended December 31, 1997, Zitel invested an additional $1.5 million in MatriDigm Corporation in exchange for a convertible promissory note. The note is convertible into 1,050 thousand shares of common stock. As of March 31, 1998, the Company's investment in MatriDigm Corporation amounted to $7.37 million, consisting of 10.6 million shares of preferred stock, 500 thousand shares of common stock and the convertible promissory note.

7.  Line of Credit:
    In April 1998, the Company obtained a $1.5 million secured bank line of credit. The line of credit expires on June 30, 1998, with a three-month renewal through September 30, 1998, subject to compliance with specified terms. Advances bear interest at the bank's prime rate plus 1%. Under terms of the agreement, the borrowing base is 75% of eligible domestic and foreign insured accounts receivable. Payment of interest is on a monthly basis, with principal limited to the borrowing base and is due upon maturity. In addition, the Company is required to maintain certain specified financial ratios.

8.  5% Convertible Subordinated Debentures:
    The current quarter includes a charge to interest expense in the amount of $482 thousand related to the amortization of the capitalized financing costs on the 5% convertible subordinated debentures. For the six months ended March 31, 1998, approximately $15.3 million was converted into
1.4 million shares of common stock at an average price of $10.936 per share.

9.  Earnings Per Share (EPS):
    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                       Three Months Ended Six Months Ended
                                            March 31,         March 31,
                                       ------------------ ----------------
                                         l998      1997     1998     1997
                                       -------   -------  -------  -------
                                           (unaudited)       (unaudited)
Numerator - Basic and Diluted EPS
  Net loss                             $(5,490)  $(1,914) $(9,987) $(2,482)
                                       -------   -------  -------  -------
                                       -------   -------  -------  -------
Denominator - Basic EPS
  Common stock outstanding              16,646    15,234   16,175   15,096
  Common equivalent stock                   --        --       --       --
                                       -------   -------  -------  -------
                                        16,646    15,234   16,175   15,096
                                       -------   -------  -------  -------
Basic loss per share                   $  (.33)  $  (.13) $  (.62) $  (.16)
                                       -------   -------  -------  -------
                                       -------   -------  -------  -------




Denominator - Diluted EPS
  Denominator - Basic EPS               16,646    15,234   16,175   15,096
  Effect of Dilutive Securities:
    Common stock options                    --        --       --       --
    Convertible preferred stock             --        --       --       --
                                       -------   -------  -------  -------
                                        16,646    15,234   16,175   15,096
                                       -------   -------  -------  -------
Diluted loss per share                 $  (.33)  $  (.13) $  (.62) $  (.16)
                                       -------   -------  -------  -------
                                       -------   -------  -------  -------

For the quarter and six-month period ended March 31, 1998, options to purchase 738 thousand and 744 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and six-month period ended March 31, 1997, options to purchase 1,404 thousand and 1,422 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. In addition, had the subordinated debt been converted, it would have resulted in approximately 679 thousand and 1,659 thousand shares for the three and six months ended March 31, 1998, respectively. These shares were not included in the computation due to their anti-dilutive effect.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $5,490,000 ($0.33 per share) for the quarter ended March 31, 1998 compared with a net loss of $1,914,000 ($0.13 per share) for the same quarter of the prior year. Included in the quarter results of the previous year was a tax benefit of $1,077,000 (36% of income before income taxes) resulting from the recognition of deferred tax assets in accordance with SFAS No, 109, "Accounting for Income Taxes". Weighted average shares outstanding for the current quarter were 16,646,000 compared to 15,234,000 for the same quarter of the prior year.

For the six months ended March 31, 1998, the net loss was $9,987,000 ($0.62 per share) compared with a net loss of $2,482,000 ($0.16 per share) for the same period a year earlier. Included in the prior year results was a tax benefit of $1,396,000. Year-to-date weighted average shares were 16,175,000 versus 15,096,000 in the prior year.

Total revenue for the current quarter was $4,393,000 versus total revenue of $2,772,000 for the same quarter of the prior year, an increase of $1,621,000. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. Net sales for the current quarter were $4,183,000 versus $1,576,000 for the same quarter of the prior year, an increase of $2,607,000. The increase in net sales is directly attributable to the net sales generated by the software companies acquired June 30, 1997. The Company's solution services business unit has not yet generated revenue. Royalty revenue for the quarter just ended was $210,000 compared with $1,196,000 for the same quarter of the prior year.

For the six months ended March 31, 1998, total revenue was $12,338,000 versus total revenue of $8,356,000 for the same period of the prior year, an increase of $3,982,000. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. For the six months just ended, net sales were $11,546,000 versus $4,842,000 for the same period of the prior year, an increase of $6,704,000. The increase in net sales is directly attributable to the net sales generated by the acquired software companies. Royalty revenue for the six-month period was $792,000 compared with $3,514,000 for the same period of the prior year. In April 1998, the Company concluded negotiations for receipt of an additional $740,000 covering remaining royalty obligations from the third party utilizing the Company's technology.

Gross margin as a percent of net sales was 44% for the quarter ended March 31,1998 compared to a negative 10% for the same quarter of the prior year. For the six-month period ended March 31, 1998, gross margin was 50% versus 6% for the same period of the prior year. The improvement in the gross margin percentage during the current quarter and six-month period is primarily attributable to product mix as a result of net sales generated by the software business unit. In addition, the gross margin of the storage products, as a percent of net sales, also improved during the current quarter and six-month period, as a result of lower material costs and a reduction in other cost of sales which do not vary directly with sales volume. Future gross margins may be affected by several factors including the mix of products sold, the price of products sold, price competition, increases in material costs and changes in other cost of sales which do not vary directly with sales volume.

In April 1998, the Company announced the intention to divest the storage business unit. A leading investment banker has been engaged to advise and assist the Company with respect to the execution of the divestiture. The Company is evaluating a number of alternative actions; however, there is no assurance that the divestiture can be completed without incurring significant costs.

Research and development expenses for the quarter ended March 31, 1998, were 45% of total revenue compared with 58% for the same quarter of the prior year. Actual spending increased $350,000. For the six-month period just ended, research and development expenses were 32% of total revenue compared with 39% for the same period of the prior year. Actual spending increased $716,000. The increase in spending during both periods is primarily attributable to the added research and development by the acquired software companies ($642,000 and $1,255,000 for the current quarter and six-month period, respectively), partially offset by a reduction in research and development and a reduction in engineering personnel of the storage business unit ($292,000 and $539,000 for the current quarter and six-month period just ended, respectively).

Selling, general and administrative (SG&A) expenses were 118% of total revenue for the current quarter versus 108% for the same quarter of the prior year. Actual spending increased $2,175,000. The increase in spending is primarily attributable to the added SG&A expenses of the acquired software companies of approximately $1,952,000.

For the six-month period just ended, SG&A expenses were 96% of total revenue compared with 66% for the same period a year earlier. Actual spending increased $6,362,000. The increase in spending is primarily attributable to the added SG&A expenses of the acquired software companies of approximately $4,476,000, an increase in SG&A of the solution services business unit of approximately $769,000, an increase in salaries and related costs as a result of an increase in SG&A personnel of approximately $200,000, an increase in professional services of approximately $370,000, and an increase in depreciation and amortization of approximately $250,000.

Other expense was $399,000 for the quarter just ended versus other income of $594,000 in the same quarter of the prior year. For the current quarter, other expense included $482,000 interest expense related to the convertible subordinated debt, partially offset by interest income of $126,000. For the comparable quarter of the prior year, other income included $479,000 in realized gains from the sale of marketable securities and interest income of $126,000.

Liquidity and Capital Resources

During the six-month period ended March 31, 1998, working capital decreased $9,669,000 and cash flow utilized by operating activities was $7,242,000.
The utilization of cash in operating activities resulted primarily from the net loss of $9,987,000 and a decrease in accounts payable of $1,971,000.
This was partially offset by a decrease in gross accounts receivable of $1,393,000, a decrease in gross inventory of $975,000, an increase in accrued liabilities of $268,000, and depreciation and amortization of $2,012,000.

During the current year, net cash provided by investing activities was $6,762,000; $9,596,000 generated from the maturity of a short-term investment. The Company invested an additional $1,495,000 in an unconsolidated company, purchased other assets in the amount of $862,000 and capital equipment in the amount of $477,000.

Net cash provided by financing activities was $671,000 from the exercise of employee stock options and from the purchase of stock under the Company's employee stock purchase plan.

In April 1998, the Company concluded negotiations for receipt of an additional $740,000 covering remaining royalty obligations from the third party utilizing the Company's technology. Additionally, the Company executed a $1.5 million secured bank line of credit. Management believes that the Company will be able to meet its cash requirements for the quarter ending June 30, 1998 from cash on hand, other working capital, and cash flow from operations augmented by the recently obtained bank line of credit. The Company currently plans to raise additional capital to fund operations until cash flow from operating activities are positive. Management is actively engaged in evaluating alternative sources for capital and believes this effort will be successful. There can be no assurance, however, that the Company would be successful in raising the additional capital.

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


--------------------------------------------------
--------------------------------------------------
This report contains forward-looking statements which are subject to uncertainties, including those contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.



-------------------------------------------------------------

Zitel is a registered trademark of Zitel Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

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

                                       ZITEL CORPORATION


Date:  May 13, 1998                    Larry B. Schlenoff
                                       Larry B. Schlenoff
                                       Vice President, Finance &
                                       Administration
                                       (Chief Financial Officer and
                                       Secretary)