Form 10-Q
period 1998-06-30
ZITEL CORP
filed 1998-08-12
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

                                or

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

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1998, was 17,766,606.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX



                                                            Page
                                                           Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1998 (unaudited) and September 30, 1997 .....  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months
        Ended June 30, 1998 and 1997 ........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended
       June 30, 1998 and 1997 ...............................  5

     Notes to Condensed Consolidated
       Financial Statements .................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations ................................. 13

PART II.   Other Information

  Item 5.  Other Information ................................ 18

  Item 6.  Exhibits and Reports on Form 8-K ................. 27


                  ZITEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)


                                      (UNAUDITED)
                                        June 30,  September 30,
                                         1998         1997
                                      ----------- -------------
     ASSETS
Current assets:
  Cash and cash equivalents            $ 11,751      $  4,224
  Short-term investments                      0         9,596
  Accounts receivable, net                3,762         6,547
  Inventories                               207         3,050
  Deferred and refundable taxes             208         3,540
  Other current assets                    1,935           993
                                       --------      --------
    Total current assets                 17,863        27,950

Fixed assets, net                         1,442         3,700
Intangible assets, net                    4,581         5,846
Other assets, net                         9,396        11,798
                                       --------      --------
  Total assets                         $ 33,282      $ 49,294
                                       ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  4,200      $  4,768
  Accrued liabilities                     4,523         4,419
                                       --------      --------
    Total current liabilities             8,723         9,187
Convertible subordinated debt            15,372        24,161
                                       --------      --------
    Total liabilities                    24,095        33,348
                                       --------      --------
Shareholders' equity:
  Common stock                           48,835        27,081
  Accumulated deficit                   (39,648)      (11,135)
                                       --------      --------
  Total shareholders' equity              9,187        15,946
                                       --------      --------
  Total liabilities and
    shareholders' equity               $ 33,282      $ 49,294
                                       ========      ========


  The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)
                (In thousands except per share data)


                          Three Months Ended   Nine Months Ended
                               June 30,            June 30,
                          ------------------  ------------------
                            1998      1997      1998      1997
                          --------  --------  --------  --------
Net sales                 $  4,591  $  2,215  $ 16,137  $  7,057
Royalty revenue                749     1,137     1,541     4,651
                          --------  --------  --------  --------
  Total revenue              5,340     3,352    17,678    11,708
Cost of goods sold           4,445     1,707    10,240     6,243
Research and development
  expenses                   1,616     1,671     5,567     4,906
Selling, general &
  administrative expenses    7,614     3,291    19,474     8,789
Loss on impairment
  of assets                  1,956         0     1,956         0
Acquisition of
  in-process R&D                 0     6,600         0     6,600
                          --------  --------  --------  --------
  Operating loss           (10,291)   (9,917)  (19,559)  (14,830)

Interest expense             1,401     1,397     2,409     1,397
Other (income) expense         288      (234)       (2)   (1,269)
                          --------  --------  --------  --------
Loss before income taxes   (11,980)  (11,080)  (21,966)  (14,958)
Provision for (benefit
  from) income taxes         6,547    (3,107)    6,547    (4,503)
                          --------  --------  --------  --------
Net loss                  $(18,527) $ (7,973) $(28,513) $(10,455)
                          ========  ========  ========  ========

Basic and diluted loss
  per share               $  (1.07) $   (.52) $  (1.73) $   (.69)
                          ========  ========  ========  ========

Number of shares used in
  basic and diluted loss
  per share calculations    17,235    15,280    16,528    15,157
                          ========  ========  ========  ========


  The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)

                                                      (UNAUDITED)
                                                  Nine Months Ended
                                                        June 30,
                                                    1998      1997
                                                  --------  --------
Cash flows provided by (used in) operating
  activities:
  Net loss                                        $(28,513) $(10,455)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Acquisition of in-process R&D                        0     6,600
    Decrease (increase) in deferred and
     refundable taxes                                6,509    (4,745)
    Loss on impairment of assets                     1,956         0
    Writedown of inventory                             888         0
    Writeoff of patents                                387         0
    Adjustment of goodwill and purchased technology    658         0
    Discount amortization on subordinated debentures 1,111     1,204
    Amortization of capitalized financing costs        672         0
    Depreciation and amortization                    2,338       923
    Provision for doubtful accounts                    155       147
    Provision for inventory allowances                 160       360
    Gain on sale of trading securities                   0      (777)
    Equity in loss of unconsolidated company           410         0
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable       2,630    (1,642)
    Decrease in inventories                          1,795       469
    Increase in other current assets                  (942)     (192)
    Increase (decrease) in accounts payable           (568)    2,000
    Increase in accrued liabilities                    719     1,764
                                                  --------  --------
 Net cash used in operating activities              (9,635)   (4,344)
                                                  --------  --------
Cash flows provided by (used in) investing activities:
    Purchase of fixed assets                          (549)   (1,980)
    Purchase of other assets                        (1,180)     (618)
    Investment in unconsolidated company            (1,510)   (2,024)
    Proceeds from sale of marketable securities      9,596     3,159
    Purchase of companies, net of cash acquired          0   (11,062)
                                                  --------  --------
 Net cash provided by (used in)
  investing activities                               6,357   (12,525)
                                                  --------  --------


              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                      (UNAUDITED)
                                                  Nine Months Ended
                                                        June 30,
                                                    1998       1997
                                                  --------   -------
Cash flows provided by financing activities:
   Issuance of common stock                        $ 1,238   $ 1,200
   Issuance of subordinated debentures               9,567    23,795
                                                   -------   -------
 Net cash provided by financing activities          10,805    24,995
                                                   -------   -------
 Net increase in cash                                7,527     8,126
Cash and cash equivalents, beginning of year         4,224     9,216
                                                   -------   -------
Cash and cash equivalents, end of period           $11,751   $17,342
                                                   =======   =======

Supplemental non-cash investing and financing activities:

  Issuance of common stock in business combination $     0   $ 1,200
                                                   =======   =======

  Professional costs incurred in placement of
    subordinated debentures                        $   558   $ 1,205
                                                   =======   =======

  Conversion of 5% subordinated debt and
    accrued interest                               $18,791   $     0
                                                   =======   =======

  Common stock purchase warrants                   $   614   $     0
                                                   =======   =======

   The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results expected for the full year. The Company has sustained recurring losses related primarily to lower than anticipated revenues.

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

3.  Inventories:


                               June 30,        September 30,
                                1998               1997
                            ------------       -------------
     Raw materials             $    0             $  953
     Work in process                0                576
     Finished goods               207              1,521
                               ------             ------
                               $  207             $3,050
                               ======             ======

    Inventory at June 30, 1998, consists primarily of finished goods inventory related to the Company's Year 2000 Services business. During the quarter, the Company wrote inventory down to its net realizable value and incurred a related write-off of $888 thousand.

4.  Intangible Assets:
    Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which were being amortized on a straight-line basis over seven and five years, respectively. The Company periodically assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to net realizable value. At June 30, 1998, a write-down of a combined total of $658 thousand was made to goodwill and purchased technology. In addition, the amortization period of goodwill was adjusted to five years from seven years. As of June 30, 1998, intangible assets consist of the following:


                                       June 30,     September 30,
                                        1998            1997
                                       --------     -------------
    Goodwill                            $3,018          $3,242
    Purchased technology                 2,588           2,862
    Less accumulated amortization       (1,025)           (258)
                                        ------          ------
                                        $4,581          $5,846
                                        ======          ======

5.  Deferred Software Implementation Costs:
    The Company capitalizes substantially all costs related to the purchase of software and its implementation which includes purchased software, consulting fees and the use of certain specified Company resources, and are being amortized on a straight-line basis over the estimated life of the computer software, which is five years. In June 1998, the Company wrote down the cost of amounts capitalized in the amount of $742 thousand and the related accumulated amortization of $192 thousand. As of June 30, 1998, $351 thousand in costs remains unamortized and are included in other long-term assets. Amortization in the amount of $170 thousand has been charged to expense during the nine-month period in fiscal 1998. Amortization of $111 thousand had been charged to expense in fiscal year 1997.

6.  Investment in Unconsolidated Company:
    During the quarter ended December 31, 1997, Zitel invested an additional $1.5 million in MatriDigm Corporation in exchange for a convertible promissory note. The note was converted into 1,050 thousand shares of common stock in May 1998. As of June 30, 1998, the Company's investment in MatriDigm Corporation amounted to $7.4 million, consisting of 10.6 million shares of preferred stock and approximately 1.6 million shares of common stock. The Company recorded $410 thousand equity in losses of the unconsolidated company during the quarter ended June 30, 1998. The Company also guaranteed a bank loan in the amount of $1 million, which is classified in other current assets.

7.  Line of Credit:
    In April 1998, the Company obtained a $1.5 million secured bank line of credit. The line of credit expires on September 30, 1998. Advances bear interest at the bank's prime rate plus 1% (9.5% at June 30, 1998). Under terms of the agreement, the borrowing base is 75% of eligible domestic and foreign insured accounts receivable. Payment of interest is on a monthly basis, with principal limited to the borrowing base and is due upon maturity. In addition, the Company is required to maintain certain specified financial ratios. During the quarter ended June 30, 1998, the Company was in violation of certain covenants, which were waived by the bank. During the quarter ended June 30, 1998, the line of credit was not utilized.

8.  Convertible Subordinated Debentures:
    The current quarter includes a charge to interest expense in the amount of $169 thousand related to the amortization of the capitalized financing costs on the 5% convertible subordinated debentures. For the nine months ended June 30, 1998, approximately $18.8 million was converted into 1.9 million shares of common stock at an average price of $10.068 per share.

    On June 16, 1998, the Company issued $10,000,000 principal amount of 3% Convertible Subordinated Debentures (the "Debentures") which are due June 15, 1999, and five-year common stock purchase warrants totalling 150,000 shares of the Company's common stock. The Debentures include a 10% discount of $1,111,000, which was charged to interest expense in the current quarter. The Debentures accrue interest at the rate of 3% per annum and principal and accrued interest are convertible into common stock of the Company at a price of $3.92625. The warrants were valued at $5.1041 and will be amortized over the life of the Debentures. Any Debentures outstanding on June 15, 1999, will be automatically converted into common stock. The Debentures restrict distributions and repurchases of capital stock. Reference is made to the Company's current report on Form 8-K dated June 25, 1998 for additional information about the Debentures.

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):


                                      Three Months Ended  Nine Months Ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        l998      1997      1998     1997
                                      --------  --------  --------  --------
Numerator - Basic and Diluted EPS
  Net loss                            $(18,527) $ (7,973) $(28,513) $(10,455)
                                      ========  ========  ========  ========
Denominator - Basic EPS
  Common stock outstanding              17,235    15,280    16,528    15,157
  Common equivalent stock                    0         0         0         0
                                      --------  --------  --------  --------
                                        17,235    15,280    16,528    15,157
                                      --------  --------  --------  --------
Basic loss per share                  $  (1.07) $   (.52) $  (1.73) $   (.69)
                                      ========  ========  ========  ========

Denominator - Diluted EPS
  Denominator - Basic EPS               17,235    15,280    16,528    15,157
  Effect of Dilutive Securities:
    Common stock options                     0         0         0         0
    Convertible preferred stock              0         0         0         0
                                      --------  --------  --------  --------
                                        17,235    15,280    16,528    15,157
                                      --------  --------  --------  --------
Diluted loss per share                $  (1.07) $   (.52) $  (1.73) $   (.69)
                                      ========  ========  ========  ========

    For the quarter and nine-month period ended June 30, 1998, options to purchase 459 thousand and 649 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and nine-month period ended June 30, 1997, options to purchase 1,061 thousand and 1,302 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. In addition, had the subordinated debt been converted, it would have resulted in approximately 4,129 thousand and 499 thousand shares for the three months ended and 2,482 thousand and 499 thousand shares for the nine months ended June 30, 1998 and 1997, respectively. These shares were not included in the computation due to their anti-dilutive effect.

10. Sale of Storage Business Unit:
    On July 24, 1998, the Company completed the sale of the storage business unit for cash and a note totalling $1,000,000 and royalties of up to $4,000,000 payable over four years based on the sales performance of the new company. Included in the current quarter are costs related to the operation of the storage business unit of approximately $1.4 million, severance costs of $1.0 million, excess capacity of the Fremont facility of $750 thousand, and the write-off of assets of the storage business unit in the amount of $4.0 million.

11. Deferred Taxes:
    Due to the uncertainty surrounding the realization of the NOL and credit carryforwards in future tax years, the Company has established a 100% valuation allowance against its deferred tax assets to the extent it is more likely than not that this asset will not be realized. The valuation allowance has increased approximately $6.5 million for the three months ended June 30, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company recorded a net loss of $18,527,000 ($1.07 per share) for the quarter ended June 30, 1998, compared with a net loss of $7,973,000 ($0.52 per share) for the same quarter of the prior year. Included in the current quarter results were a loss of approximately $1,400,000 related to the operation of the Company's storage business unit, excess capacity of the Fremont facility of $750,000, severance costs of the storage business unit of approximately $1,000,000, write-off of assets specific to the storage business unit of approximately $4,000,000, a discount charge of approximately $1,111,000 related to the $10,000,000 convertible subordinated debentures issued in June 1998, and a charge to operations of approximately $658,000 for revaluation of goodwill and intangible assets. A loss of approximately $410,000 was recorded which related to the Company's minority share of an unconsolidated investment. In addition, the Company wrote down its deferred tax assets by $6,547,000 (55% of income before income taxes). Results for the quarter of the previous year included a one-time write off of in-process research and development in connection with the acquisition of software companies in June 1997. The prior year's quarter also included a discount charge of approximately $1,204,000 related to the $25,000,000 convertible subordinated debentures issued in May 1997 and a tax benefit of $1,077,000 (36% of income before income taxes). Weighted average shares outstanding for the current quarter were 17,235,000 compared to 15,280,000 for the same quarter of the prior year.

For the nine months ended June 30, 1998, the net loss was $28,513,000 ($1.73 per share) compared with a net loss of $10,455,000 ($0.69 per share) for the same period a year earlier. Weighted average shares outstanding in the first nine months of fiscal 1998 were 16,528,000 compared to 15,157,000 for the same period of fiscal 1997.

Total revenue for the current quarter was $5,340,000 compared with total revenue of $3,352,000 for the same quarter of the prior year, an increase of $1,988,000. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. Net sales for the current quarter were $4,591,000 versus $2,215,000 for the same quarter of the prior year, an increase of $2,376,000. The increase in net sales is attributable to the net sales generated by the Company's software business unit (which was acquired June 30, 1997) of $3,510,000, which was partially offset by a decrease of $1,318,000 in net sales of the storage business unit. Royalty revenue for the current quarter was $749,000 versus $1,137,000 for the same quarter of the prior year. During the quarter, the Company negotiated and received the final payment for all royalty obligations from IBM Corporation. In addition, the solution services business unit recognized net sales on its first remediation contract, approximately $328,000.

For the nine months ended June 30, 1998, total revenue was $17,678,000 versus total revenue of $11,708,000 for the same period of the prior year, an increase of $5,970,000. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. For the nine months just ended, net sales were $16,137,000 versus $7,057,000 for the same period of the prior year, an increase of $9,080,000. The increase in net sales is directly attributable to the net sales generated by the Company's software business unit of $10,653,000, partially offset by a decrease of $1,350,000 in net sales of the storage business unit. Royalty revenue was $1,541,000 for the nine-month period just ended compared with $4,651,000 for the same period of the prior year.

Gross margin as a percent of net sales was 3% for the quarter ended June 30, 1998 compared to 23% for the same quarter of the prior year. For the nine-month period ended June 30, 1998, gross margin was 37% versus 12% for the same period a year earlier. The decrease in gross margin percentage during the current quarter is primarily attributable to the write-down of inventory and related reserves of the Company's storage business unit. The increase in the gross margin percentage for the nine-month period is primarily the result of product mix as a result of net sales generated by the software business unit.

On July 24, 1998, the Company finalized the sale of its storage business unit for proceeds of approximately $1,000,000 with an additional $4,000,000 royalty potential based on the new company's net sales of the storage product. The transaction involved the sale of the assets and liabilities of this business unit. Included in the current quarter are losses of approximately $1,400,000 related to the operation of this business unit. Additionally, costs related to the storage business unit during the quarter were severance costs in the amount of $1,000,000, excess capacity of the Fremont facility of $750,000, and the write-off of assets specific to the business unit of approximately $4,000,000. In addition, it is anticipated that approximately $800,000 in personnel-related costs of the storage business unit will be incurred in the fourth quarter of the current fiscal year.

Research and development expenses for the quarter ended June 30, 1998, were 30% of total revenue compared with 50% for the same quarter of the prior year. Actual dollars decreased $55,000. With the sale of the storage business unit, it is anticipated that research and development spending will decrease significantly in actual dollars.

Selling, general and administrative (SG&A) expenses were 143% of total revenue for the current quarter versus 98% for the same quarter of the prior year. Actual spending increased $4,323,000. The increase in spending is attributable to the added SG&A expenses of the acquired software companies of approximately $2,464,000, an increase of $637,000 in legal costs, $975,000 for severance for the storage business unit personnel, and $750,000 estimated loss on excess capacity at the Fremont facility due to the sale of the storage business unit.

For the nine-month period just ended, SG&A expenses were 110% of total revenue compared to 75% for the same period of the prior year. Actual spending increased $10,685,000. The increase in spending is attributable to the additional SG&A expenses of the acquired software companies in the amount of $6,940,000; an increase in SG&A spending of the solution services business unit of $866,000; and the severance and facilities items indicated above. Management continues to reduce operating expenses to bring them in line with the current business operations.

Interest expense was $1,401,000 for the quarter just ended versus interest expense of $1,397,000 in the same quarter of the prior year. For the current quarter, interest expense included the amortization of the discount on the 3% convertible subordinated debentures of $1,111,000 and, in the prior year, the amortization of the discount on the 5% convertible subordinated debentures was $1,204,000. In addition, interest expense included $290,000 interest expense related to the convertible subordinated debentures in the current year compared to $193,00 in the prior year.

For the nine months just ended, interest expense was $2,409,000 compared to $1,397,000 in the prior year. Included in the current year is interest expense in the amount of $1,296,000, which relates to the convertible subordinated debentures.

Other expense for the quarter just ended was $288,000 compared to income of $234,000 in the prior year. The current quarter included $410,000 expense related to the equity in losses of MatriDigm Corporation, an unconsolidated company. Interest income in the current quarter is $100,000 compared to $250,000 in the prior year.

For the nine months ended June 30, 1998, other income was $2,000 compared to income of $1,269,000 in the prior year. Included in other income in the prior year is $777,000 of realized gains from the sale of marketable securities. Interest income in the current year is $395,000 compared to $516,000 in the prior year.

Liquidity and Capital Resources

During the nine-month period ended June 30, 1998, working capital decreased $9,623,000 and cash flow utilized by operating activities was $9,635,000. The utilization of cash in operating activities resulted primarily from the net loss of $28,513,000. This was partially offset by the reduction in deferred and refundable taxes of $6,509,000, a decrease in accounts receivable of $2,630,000, a decrease in inventory of $1,795,000, a loss on impairment of assets in the amount of $1,956,000, and depreciation and amortization in the amount of $2,338,000.

During the current year, net cash provided by investing activities was $6,357,000. $9,596,000 was generated from the sale of marketable securities. This was partially offset by the Company's investment of $1,510,000 in MatriDigm Corporation, an unconsolidated company, the purchase of fixed assets in the amount of $549,000, and the purchase of other assets of $1,180,000.

Net cash provided by financing activities was $10,805,000 which included $9,567,000 which was raised from the issuance of 3% convertible subordinated debentures and $1,238,000 from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. The Company has an unutilized $1,500,000 bank line of credit. The line expires on September 30, 1998.

Management believes that the Company will meet its cash requirements during the next twelve months from current cash on hand, other working capital, cash flow from operations, the available bank line of credit, and the additional $10,000,000 debentures potentially available to the Company within six months of the June 1998 private placement.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". Readers are referred to the "Recent Accounting Pronouncements" section of the Notes to the Consolidated Financial Statements for further discussion.



















========================================================================
This report contains forward-looking statements which are subject to uncertainties, including those contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.




------------------------------------------------------------------------
Zitel is a registered trademark of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

PART II.  OTHER INFORMATION

Item 5.   Other Information

                 NOTICE OF STOCKHOLDER PROPOSALS

Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to November 12, 1998, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

                             RISK FACTORS

Significant Losses

During the first three quarters of the Company's 1998 fiscal year the Company has reported net losses of $4,496,000, $5,490,000 and $18,527,000. The Company reported a total net loss of $17,501,000 in fiscal 1997 (including royalty revenue of $5,340,000) and total net income of $4,049,000 in fiscal 1996 (including royalty revenue of $14,473,000). During the first three quarters of fiscal 1998, the Company received royalty revenue of $1,541,000, and no additional royalty revenue will be received from IBM Corporation.

While the Company has taken a number of steps to attempt to return to profitability, there is no assurance that it will be successful. As the majority of the recent losses were caused by the operations of the Company's former storage systems business unit, in July 1998, the Company sold that business unit. The Company will record personnel related costs of approximately $800,000 with respect to the storage business unit during the fourth quarter of fiscal 1998 but should not have any additional costs with respect to that business unit thereafter. The Company is in the process of attempting to terminate its lease or sublease its Fremont, California headquarters and move to substantially smaller and less costly premises. There is no assurance that the Company will not incur significant costs in addition to $750,000 reserved in the third quarter of fiscal year 1998.

The Company is taking other actions to reduce its costs in an effort to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

Change of Nature of Business

From its organization in 1979 until the acquisition of the Datametrics businesses in June 1997, substantially all of the Company's net sales were generated from the design, manufacture and sale of electronic data storage systems. In June 1997, the Company acquired the business of Datametrics Systems Corporation and certain related businesses which were engaged in the development, marketing and sales of software products. In fiscal 1997, the Company commenced offering Year 2000 conversion services; the first remediation revenue from the Year 2000 business unit was recorded in the third quarter of 1998. With the sale of the Company's storage business unit, substantially all of its operations are in businesses in which it has limited experience. Accordingly, the Company must quickly develop increased management skills necessary to survive and realize net income in these new businesses. There is no assurance that it will be successful in developing these skills or realizing net income in the future.

Fluctuations in Quarterly Results

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition, the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; the Company's success in expanding its industry partner programs; technological changes in the market for the Company's products; product mix and the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in the Company's strategy; personnel changes; and general economic trends and other factors.

Sales for any quarter have not been predictable with any significant degree of certainty. Sales to a single customer in a quarter have affected and may affect net sales and operating margins. Sales in any quarter are generally dependent on orders booked and shipped in that quarter. Any significant deferral of sales could have a material adverse effect on the Company's results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected.

The mix of the products marketed by the Company has changed over the last year. The Company is now offering software products and also Year 2000 conversion services; the Company is no longer offering electronic data storage products. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Investment in MatriDigm Corporation

At June 30, 1998, the Company had invested approximately $7,400,000 and guaranteed a bank loan of $1,000,000 to acquire approximately 33% interest in MatriDigm Corporation, a private company organized to provide software maintenance and re-engineering services for users of IBM mainframe computer systems. The initial focus of MatriDigm has been development of technology to automate the conversion of legacy software code which could not recognize or utilize dates after the year 1999 (the "Year 2000 Problem") into code which is able to recognize and utilize dates into the next century. MatriDigm has devoted substantially all of its engineering resources to development of such technology. In May 1997, MatriDigm announced the commercial availability of its MAP2000 windowing process for programs written in ANSI COBOL 85. MatriDigm has subsequently extended the capability of MAP2000 to cover COBOL ANSI 68 and 74, with support for CICS and IMS/DC transactions and VSAM, IMS/DB SQL and DB2 databases and file systems. MARC2000, introduced June 1998, provides an independent audit to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. MatriDigm intends to continue to refine its current toolset and to extend its toolset.

Substantially all software programs written assume that the first two digits of any date are "19" and cannot recognize or utilize dates commencing with the year 2000. Estimates of the cost and available market for conversion of existing code to eliminate this problem are substantial and vary widely. The alternative solutions available to a company with a Year 2000 Problem include migration to new programs, elimination of code with a Year 2000 Problem, use of internal resources to convert existing code, or procurement of conversion services from outside providers such as the Company and MatriDigm.

A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services, and competition is intense among the providers of such services. However, the demand for Year 2000 conversion services has emerged at a slower pace than originally anticipated and there is no assurance that it can successfully market its automated toolset, develop extensions for other computer languages or generate substantial revenue and profits. During the course of development, the Company has made additional investments in MatriDigm and continues to make additional investments. To the extent other investors are unable or unwilling to continue to make investments in MatriDigm, the Company may be required to make a disproportionate share of such investments.

Volatility of Stock Price

The price of the Company's Common Stock has been subject to extreme volatility during fiscal 1997 and fiscal 1998. The Company believes that the principal reasons for this volatility are rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm. MatriDigm is a private company and the principal vehicle for public participation in ownership of MatriDigm is indirectly through ownership of Common Stock of the Company. MatriDigm has been unable or unwilling to provide public information on a regular basis about the status of its development and marketing efforts and, as a result, an opportunity is presented for third parties to initiate rumors which result in significant swings in the price of the Company's Common Stock. Until MatriDigm discloses the generation of significant sustained revenue, it will remain difficult for investors to apply standard methods of analysis to the value of the Company's investment in MatriDigm and the prospects for the Company's Year 2000 services and the pattern of volatility may continue.

Competition

The market for Year 2000 conversion services through outside providers is intensely competitive, with services being provided by a substantial number of national, regional and local firms, many of which have existing relationships and contractual arrangements with customers. Many of these competitors have substantially greater financial, technical and marketing resources than the Company and MatriDigm. The ability of the Company and MatriDigm to compete in this market will depend on the ability of MatriDigm to successfully market its automated solution.

The market for system management tools in which the Company's software products division competes is intensely competitive. Many of the companies with which the Company competes, such as Computer Associates and BGS, Inc., have substantially larger installed bases and greater financial resources than the Company. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

Dependence on New Products; Rapid Technological Change

The markets in which the Company operates are characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technologies and/or the emergence of new industry standards could render the Company's existing products and services obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products and services on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing products or services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or services in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

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

The market for Year 2000 conversion services is not fully developed and service warranty standards have not as yet been fully defined. The extent to which the solution services division must provide warranty protection to its customers in order to be competitive remains uncertain. To the extent that future warranty obligations shift risks to the Company that are in excess of the warranty protection provided to the Company by MatriDigm and other toolset providers, a successful claim against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology.
The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements, and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on proprietary technology.

There has also been substantial litigation in the computer industry regarding intellectual property rights. The Company has not received significant claims that it is infringing third parties' intellectual property rights, but there can be no assurance that third parties will not, in the future, claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights.

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

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, for example, could make the Company's products less price competitive. Some of the Company's sales are denominated in foreign currencies and this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes, and general economic and political conditions.
The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States.

Dependence on Key Personnel

The Company's future performance depends, in significant part, upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified technical and management personnel in the future.

The future success of the Company's solution services division, in particular, will depend, to a significant extent, on its ability to attract, train, motivate, and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that, in the United States, and elsewhere, there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the solution services division. The increasing recognition of the scope and significance of the Year 2000 Problem has materially increased the competition for personnel with appropriate skills and salary requirements have increased as availability of such personnel has declined precipitously.
The Company's ability to maintain and renew existing relationships and obtain new business depends, in large part, on its ability to hire and retain technical personnel. An inability to hire such additional qualified personnel could impair the ability of the solution services division to manage and complete its existing projects and to bid for or obtain new projects.

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

The Company's Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock, having the number of shares designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations, as determined by the Board of Directors, without stockholder approval.

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

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                During the period from April 1, 1998 through June 30, 1998, the Company filed the following current report on Form 8-K:

                Date of Report - Item(s) Reported:
                June 25, 1998 - Placement of 3% Convertible
                Subordinated Debentures.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  August 12, 1998            /s/ Larry B. Schlenoff
                                  ----------------------------------
                                  Larry B. Schlenoff
                                  Vice President, Finance &
                                  Administration
                                  (Chief Financial Officer and
                                  Secretary)