Form 10-K/A
period 1997-09-30
ZITEL CORP
filed 1998-10-21
CIK 731647

================================================================================

                                 FORM 10-K/A-1

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

================================================================================

This Amendment is filed to amend Item 8 to reflect certain subsequent events.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)

                                                                          September 30,
                                                                        1997        1996
Assets
Current assets:
  Cash and cash equivalents                                           $  4,224     $ 9,216
  Marketable securities                                                      -       2,382
  Short-term investments                                                 9,596           -
  Accounts receivable, less allowance for doubtful
    accounts of $175 in 1997 and $88 in 1996                             6,547       5,542
  Inventories                                                            3,050       4,211
  Deferred and refundable taxes                                          3,540       2,224
  Other current assets                                                     993         480
                                                                      --------     -------
    Total current assets                                                27,950      24,055

Fixed assets-net                                                         3,700       2,253
Intangible assets-net                                                    5,846           -
Other assets-net                                                        11,798       4,391
                                                                      --------     -------
  Total assets                                                        $ 49,294     $30,699
                                                                      ========     =======

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                                    $  4,768     $ 2,066
  Accrued liabilities                                                    4,419       1,544
                                                                      --------     -------
    Total current liabilities                                            9,187       3,610

Convertible subordinated debenture                                      24,161           -

Commitments (See note)

Shareholders' equity:
  Preferred stock, no par value; 1,000 shares
    authorized, none issued
  Common stock, no par value; 40,000 shares authorized:
    Issued and outstanding; 15,603 shares and 14,820 shares
    at September 30, 1997 and 1996, respectively                        27,081      20,723
  Retained earnings (deficit)                                          (11,135)      6,366
                                                                      --------     -------
    Total shareholders' equity                                          15,946      27,089
                                                                      --------     -------
  Total liabilities and shareholders' equity                          $ 49,294     $30,699
                                                                      ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)

                                                                Year Ended September 30,
                                                              1997       1996       1995
Net sales                                                  $ 12,626    $ 8,593    $ 8,293
Royalty revenue                                               5,340     14,473     15,421
                                                           --------    -------    -------
 Total revenue                                               17,966     23,066     23,714

Costs and expenses:
 Cost of goods sold                                           9,301      6,630      6,807
 Research and development                                     7,504      6,551      5,754
 Selling, general and administrative                         14,468      8,002      6,944
 Acquisition of in-process research
  & development                                               6,600          -          -
                                                           --------    -------    -------
  Operating income (loss)                                   (19,907)     1,883      4,209

Interest income                                                (746)      (482)      (399)
Interest expense                                              3,532         25        156
Other income and expense                                       (689)    (4,188)       (19)
                                                           --------    -------    -------
  Income (loss) before income taxes                         (22,004)     6,528      4,471

Provision (benefit) for income taxes                         (4,503)     2,479     (4,055)
                                                           --------    -------    -------
  Net income (loss)                                        $(17,501)   $ 4,049    $ 8,526
                                                           ========    =======    =======
Net income (loss) per share                                  $(1.15)      $.26       $.56
                                                           ========    =======    =======
Number of shares used in per share calculation               15,222     15,626     15,166
                                                           ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands except per share data)

                                                             Common    Common     Retained            Total
                                                              Stock     Stock     Earnings     Shareholders'
                                                             Shares    Amount     (Deficit)          Equity
Balances at September 30, 1994                               12,970    $15,489    $ (5,485)        $ 10,004

Issuance of common stock:
 Stock options exercised ($0.34-$4.57
  per share)                                                    544      1,262           -            1,262
 Employee stock purchase plan ($1.07 and $3.83
  per share)                                                    134        230           -              230
 Private placement                                              900      2,922           -            2,922
 Stock warrants                                                   4         13           -               13
Net income                                                        -          -       8,526            8,526
                                                             ------    -------    --------         --------
Balances at September 30, 1995                               14,552     19,916       3,041           22,957

Issuance of common stock:
 Stock options exercised ($0.82-$7.94
  per share)                                                    310        686           -              686
 Employee stock purchase plan ($4.15 and $5.10
  per share)                                                     66        303           -              303
 Stock repurchase                                              (130)      (182)       (724)            (906)
 Stock warrants                                                  22          -           -                -
Net income                                                        -          -       4,049            4,049
                                                             ------    -------    --------         --------
Balances at September 30, 1996                               14,820     20,723       6,366           27,089

Issuance of common stock:
 Stock options exercised ($0.81 - $9.50
  per share)                                                    498      1,104           -            1,104
 Employee stock purchase plan ($7.87 and $16.58
  per share)                                                     35        390           -              390
 Stock warrants                                                  15          -           -                -
 Common stock issued for acquisition                             61      1,200           -            1,200
 Conversion of subordinated debt                                174      3,664           -            3,664
Net loss                                                          -          -     (17,501)         (17,501)
                                                             ------    -------    --------         --------
Balances at September 30, 1997                               15,603    $27,081    $(11,135)        $ 15,946
                                                             ======    =======    ========         ========

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

                                                      September 30,
                                                     1997       1996
Other Assets:
  Investment in unconsolidated companies            $5,879     $3,563
  Deferred software implementation costs             1,092        238
  Deferred taxes, net                                3,177          -
  Capitalized financing costs on
   subordinated debt                                 1,038          -
  Other                                                947      1,014
                                                   -------     ------
                                                    12,133      4,815
  Less accumulated amortization                       (335)      (424)
                                                   -------     ------
                                                   $11,798     $4,391
                                                   =======     ======

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

Note Receivable from Related Party:

The Company held a note receivable from an officer of an unconsolidated company with a principle balance of $300 thousand. At September 30, 1996, the note was included in other long-term assets. During fiscal year 1997, the note was investment is included in other long-term assets.

                                                     September 30,
                                                   1997        1996
Accrued Liabilities:
  Accrued payroll and related                      $1,062     $  435
  Accrued vacation                                    886        594
  Accrued commissions                                 170         24
  Deferred revenue                                  1,100          -
  Deferred warranty costs                           1,023          -
  Other accrued liabilities                           178        491
                                                   ------     ------
                                                   $4,419     $1,544
                                                   ======     ======

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

Pro Forma Stock-Based Compensation:

As of September 30, 1997, options outstanding were as follows:

                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------   ---------------------
                                Weighted
    Range                        Average     Weighted                Weighted
      of                        Remaining    Average                 Average
   Exercise         Number     Contractual   Exercise     Number     Exercise
    Prices       Outstanding      Life        Price     Exercisable   Price
---------------  -----------   -----------   --------   -----------  --------
$ 0.34 - $ 1.31      206          0.58         $ 1.22        206       $ 1.22
$ 1.38 - $ 2.00      115          3.75         $ 1.67        112       $ 1.67
$ 2.06 - $ 2.06      204          2.83         $ 2.06        204       $ 2.06
$ 2.31   $ 5.63      344          7.38         $ 4.73        185       $ 4.55
$ 5.69 - $ 7.94      276          7.73         $ 6.50        119       $ 6.51
$ 8.19 - $17.44      317          8.91         $14.24         78       $11.42
$19.13 - $19.63      230          9.40         $19.36          -            -
$20.13 - $22.50      300          9.56         $21.35          -            -
$23.25 - $24.50       49          9.84         $23.90          -            -
$33.00 - $33.00       26          9.41         $33.00         12       $33.00
                   -----          ----         ------        ---       ------
$ 0.34 - $33.00    2,067          6.91         $10.29        916       $ 3.82

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

Directors; however, no such contributions were made in fiscal 1997, 1996, or 1995.

Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                               1997           1996           1995
  Current expense:
    Federal                                  $     -        $    77         $   125
    State                                          -             23               -
    Foreign                                        -              -               7
                                             -------        -------         -------
                                                   -            100             132
  Deferred tax expense (benefit):
    Federal                                   (3,989)         2,091          (3,735)
    State                                       (514)           288            (452)
                                             -------        -------         -------
                                             $(4,503)       $ 2,479         $(4,055)
                                             =======        =======         =======

The Company's effective tax rate for the years ended September 30, 1997 and 1996 differs from the U.S. federal statutory income tax rate as follows:

                                                         1997          1996
   Federal income tax at statutory rate                 (34.0)%       34.0%
   State taxes, net of federal benefit                   (4.1)         6.1
   Tax credits                                           (2.3)        (2.7)
   Non-deductible interest expense                        5.1            -
   Other, net                                             3.6           .6
   Change in valuation allowance                         11.2            -
                                                       ------         ----
                                                        (20.5)%       38.0%
                                                       ======         ====

The following table shows the major components of the deferred tax asset as of September 30, 1997 and 1996:

                                                         1997           1996
Deferred tax assets and liabilities:
 Current:
   Accounts receivable, inventory and
     other reserves                                    $ 1,109        $   694
   Accrued liabilities                                     330            286
   Net operating losses                                  3,975            373
   Tax credit carryforwards                              2,391          1,015
   Appreciation of marketable securities                     -           (819)
   Other                                                   981            259
                                                       -------        -------
   Total before valuation allowance                      8,786          1,808
   Valuation allowance                                  (2,475)             -
                                                       -------        -------
   Net deferred tax asset                              $ 6,311        $ 1,808
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

Subsequent Events (Unaudited):

Convertible Subordinated Debentures

On June 16, 1998, the Company issued $10,000,000 principal amount of 3% Convertible Subordinated Debentures (the Debentures) which are due June 15, 1999, and five-year common stock purchase warrants for 150,000 shares of the Company's common stock. The Debentures include a 10% discount of $1,111,000, which was charged to interest expense in the third quarter of fiscal 1998. The Debentures accrue interest at the rate of 3% per annum and principal and accrued interest are convertible into common stock of the Company at a price of $3.92625 per share. The Warrants were valued at $4.08 per share and will be amortized over the life of the Debentures. Any Debentures outstanding on June 15, 1999, will be automatically converted into common stock. The Debentures restrict distributions and repurchases of capital stock.

Definitive Merger Agreement

On October 5, 1998, the Company signed a definitive agreement to acquire the remaining 68.7% of MatriDigm Corporation (MatriDigm) not currently owned in a tax-free exchange of stock, which will be accounted for as a purchase combination. The MatriDigm shareholders will receive approximately 0.65 share, of a newly created company, for each MatriDigm share they currently own. The merger is subject to the approval of the shareholders' of the Company and MatriDigm and regulatory approval. Under the definitive agreement, the Company committed to fund the working capital needs of MatriDigm from October 5, 1998 through the date of the closing of the merger, which is expected to be in early calendar year 1999.

Net cash used in operations during fiscal 1997 and through the nine months ended June 30, 1998 was $7,019 and $9,635, respectively. Management is seeking to increase revenues while controlling costs to meet the combined working capital needs. If the Company is unable to generate sufficient cash flow from operations, it will need to raise additional debt or equity. There can be no assurance that management will be able to execute their plans or raise additional debt or equity funding.

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

Net cash used in operating activities by the Company during fiscal year 1997 and through the nine months ended June 30, 1998 was $7,019,000 and $9,635,000, respectively. As discussed in the Subsequent Events Note, the Company is committed to acquire the remaining 68.7% of MatriDigm Corporation (MatriDigm) not currently owned. The Company has committed to fund the working capital needs of MatriDigm through the closing of the merger. Management is seeking to increase revenues while controlling costs to meet the combined working capital needs. If the Company is unable to generate sufficient cash flows from operations, it will need to raise additional debt or equity. There can be no assurance that management will be able to execute their plans or raise additional debt or equity funding.


PricewaterhouseCoopers LLP
San Jose, California
October 28, 1997, except for
the Subsequent Events Note for
which the date is October 19, 1998

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZITEL CORPORATION



                                             /s/ Jack H. King
                                            ------------------------------------
                                            By:  Jack H. King
                                                 President and Director
                                                 Chief Executive Officer
                                                 October 21, 1998

Exhibit
Number             Description
-------            -----------

23.1               Consent of Independent Accountants.