Form 10-K
period 1998-09-30
ZITEL CORP
filed 1998-12-23
CIK 731647

                           FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes _X_       No ___.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 30, 1998 (based upon the closing sale price of stock on such date) was $76,981,765. As of November 30, 1998, 21,907,553 shares of the Registrant's Common Stock were outstanding.

              Documents Incorporated by Reference:

Portions of the Company's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

This Report on Form 10-K contains forward-looking statements which are made in reliance on the Safe Harbor provisions of the Private Securities Litigation Reform Act. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Certain of these risks and uncertainties are discussed herein under the section "Risk Factors" and elsewhere in this Report as well in the Company's other filings with the Securities and Exchange Commission.

                             PART I

Item 1:  BUSINESS

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in systems optimization, correlation and search technology. Zitel employs these core competencies in two business units: a software products and services business unit marketing multi-platform performance analysis and correlation software used to optimize performance in mission critical systems, databases and applications, and a solution services business unit that markets Year 2000 services and consulting, which includes project management, planning, analysis, code conversion and testing using the MatriDigm Corporation technology tools.

The Company was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high performance data storage systems developed, marketed and sold by its data storage business unit. With the acquisition, in June 1997, of the business of Datametrics Systems Corporation, the Company commenced the transition to an information technology company. This transition was completed in July 1998, when the Company sold its data storage business unit.

                             General

Zitel develops, markets and supports a wide range of data management solutions in the form of multi-platform performance analysis and correlation software used to optimize performance in mission critical systems, databases and applications and it provides Year 2000 conversion services through product and professional services offerings. The Company does so through its two business units:

The software products business unit is the combination of Datametrics Systems Corporation and Palmer & Webb Systems companies, which were acquired in 1997 and combined with Zitel's Performance and Modeling, Inc. subsidiary. The business unit operates under the Datametrics Systems name. The business unit includes a business that markets a suite of ViewPoint software utilized for data management that automatically alerts, analyzes, correlates, investigates and reports on data center performance for mainframe computers, open systems and distributed network systems. In addition, the business unit includes a professional services business to solve customers' IT professional needs and a training business to assist customers with their software training needs. Products are sold through a direct sales force in the United States and Europe, and through VARs, distributors and OEMs worldwide. The business unit provides both direct and indirect customer maintenance and support for its software products.

The solution services business unit provides services to convert customers' legacy software code that could not properly recognize or utilize dates in and after the year 2000 into code that is able to recognize and utilize dates into the next century. The business unit also provides a service to verify that code that has been converted is ready to be placed back into service.
The business unit operates under the name Zitel Solution Services ("ZSS"). Year 2000 conversion services include analysis and code conversion. Zitel's primary code conversion methodology is based on the MatriDigm MAP2000 ("MatriDigm Advance Process") process for IBM COBOL and its primary audit tool is the MARC2000 ("MatriDigm Analysis of Remediated Code") audit process for IBM COBOL. MARC2000, introduced June 1998, provides an independent audit to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. The business unit acts as a "Technology Associate" to MatriDigm, representing their factory service for code remediation and their Independent Validation and Verification product for remediated IBM COBOL code. In addition, as a solution provider, Zitel utilizes other tools and processes to meet customer needs in different environments. Zitel serves its Year 2000 customers both directly, with its own consulting staff, and through a teaming program where Zitel may be a subcontractor or partner to other solution providers worldwide.

An investment in the Company involves a high degree of risk. Please refer to information included under the caption "Risk Factors", below.

                      Products and Services

Software Products

The Company, on June 30, 1997, concluded the acquisition of three companies primarily engaged in development and marketing of software products:
Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in The Netherlands. These entities, combined with the Company's subsidiary, Performance & Modeling, Inc., form the business unit operating as Datametrics Systems. The Company's software products business unit is a provider of automated performance analysis and correlation software to solve computer performance problems of mainframe computers, open systems servers and distributed network systems. Corporate customers with significant investments in management information systems utilize these products to maximize efficiency of existing systems and plan system enhancements. The ViewPoint product suite automatically monitors, alerts, analyzes, and reports performance problems before they happen - to improve service levels, minimize risk, and plan for the future.

The flagship product of the business unit is ViewPoint, which is a real-time data collector of approximately 2,000 different system attributes. It operates on select computer mainframes and all major open systems platforms. While the data is collected on the computer system, ViewPoint allows the user to replay the real-time data on any Windows-based PC. Included in ViewPoint are extensive comparative and auto-analysis capabilities and an auto-correlation engine.

Year 2000 Services

The Company's solution services business unit was launched during fiscal 1997 and provides Year 2000 conversion services, including analysis and code conversion. The primary code conversion methodology of this business unit is based on MatriDigm's MAP2000 process and its primary audit tool is based on MatriDigm's MARC2000 audit process. The Company has an exclusive right to create temporary, portable conversion centers utilizing the MAP2000 process at customer sites for customers with security or other requirements which prohibit delivery of code to offsite conversion facilities. Commercial availability of MatriDigm's MAP2000 windowing process was announced in May and June, 1997. The demand for Year 2000 conversion services has emerged more slowly than originally anticipated by industry sources and the Company has not as yet realized significant revenues from the provision of such services.

                            Marketing

The Company's software products are sold through a direct sales force in the United States, the United Kingdom and The Netherlands, and through VARs, distributors and OEMs worldwide. The Company provides direct customer maintenance and support for its software products.

The Company markets its Year 2000 conversion services through a direct sales force and through teaming agreements with professional services and consulting firms in the United States and internationally.

                           Competition

The market for system management tools in which the Company's software products business unit competes is intensely competitive. Many of the companies with which the Company competes such as TeamQuest Corporation, Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. The Company believes that the important considerations for software customers are ease of use, product reliability, quality and price. The Company believes that it competes favorably in each of these areas.

The market for Year 2000 conversion services is highly competitive, with services being provided by a number of international, national, regional and local firms, many of which have existing relationships and contractual arrangements with customers. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. The Company competes by integrating tools and professional services into a complete solution for Year 2000 conversion needs.

                      Proprietary Technology

The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently has one United States patent. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

The Company's solution services business unit relies primarily on proprietary technology developed by MatriDigm and licensed to the Company and the prospects for the business unit are dependent on the ability of MatriDigm to maintain and expand a toolset which provides a relative advantage over competing Year 2000 conversion service providers.

                            Employees

At the end of fiscal 1998, the Company employed 122 persons on a full-time basis: 18 in research and development, 20 in professional services, 7 in operations, 45 in sales and marketing, and 32 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good.

               Investment in MatriDigm Corporation

Zitel has invested $7,414,000 through September 30, 1998, and owned approximately 31% of MatriDigm Corporation, a private company formed to provide COBOL software maintenance and re-engineering services for users of IBM mainframe computer systems. In addition, the Company had notes totalling $2.0 million and a bank guarantee in the amount of $1.0 million. The Company's percentage ownership has changed and will continue to change as MatriDigm raises additional capital and as options under MatriDigm's stock option plan vest and are exercised. At September 30, 1998, the Company wrote off its investment in MatriDigm and fully reserved the notes and bank guarantee. On October 5, 1998, the Company signed a definitive agreement to acquire the remaining 68.7% of MatriDigm Corporation

("MatriDigm") not currently owned in a tax-free exchange of stock, which would be accounted for as a purchase combination. The MatriDigm shareholders would receive approximately 0.65 share, of a newly created company, for each MatriDigm share they currently own. The merger is subject to the approval of the shareholders of the Company and MatriDigm and regulatory approval. Under the definitive agreement, the Company committed to fund the working capital needs of MatriDigm from October 5, 1998 through the date of the closing of the merger, which was expected to be in early calendar year 1999. On December 21, 1998, the Company and MatriDigm terminated the definitive agreement to acquire the remaining portion of MatriDigm not already owned. The Company and MatriDigm have restructured the transaction to provide for the exchange of the fully reserved MatriDigm notes held by the Company at September 30, 1998 of $2.0 million and $1.2 million notes receivable subsequent to year end plus accrued interest into equity in MatriDigm. Upon completion of the exchange, the Company's ownership will increase to approximately 58% on a fully converted basis. (See "Investment in Unconsolidated Company" for additional information about MatriDigm.)

MatriDigm has devoted substantially all of its engineering resources to the development of technology to automate the conversion of legacy software code. In May 1997, MatriDigm announced the commercial availability of its MAP2000 COBOL renovation process for programs written in ANSI COBOL 85. MatriDigm has subsequently extended the capability of MAP2000 to cover COBOL ANSI 68 and 74, with support for CICS and IMS/DC transactions and VSAM, IMS/DB SQL and DB2 databases and file systems. MatriDigm's MARC2000, introduced June 1998, provides an independent audit to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. MatriDigm intends to continue to refine its current toolset and to extend its toolset.

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

                          Risk Factors

Recent Levels of Net Sales Have Been Insufficient

In recent years, Zitel has not generated net sales sufficient to produce an operating profit and has relied on a stream of royalty payments under an agreement with IBM and significant financings to support its activities. In April 1998, Zitel and IBM entered into an agreement whereby IBM stopped paying royalties to the Company in exchange for a lump sum payment amounting to $740,000. Zitel sustained substantial operating losses and net losses in fiscal 1997 and 1998. Zitel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

During the Company's 1998 fiscal year, the Company has reported a total net loss of $43,205,000. The Company reported a total net loss of $17,501,000 in fiscal 1997 and total net income of $4,049,000 in fiscal 1996.

While the Company has taken a number of steps to attempt to return to profitability, there is no assurance that it will be successful. A significant portion of the recent losses were caused by the operations of the Company's former storage systems business unit, in July 1998, the Company sold that business unit. The Company is in the process of attempting to sublease its Fremont, California headquarters and move to substantially smaller and less costly premises. There is no assurance that the Company will not incur significant costs in addition to $750,000 reserved for excess facility capacity in the third quarter of fiscal year 1998.

The Company is taking other actions to reduce its costs in an effort to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

Nasdaq Listing Criteria

The Company's common stock is quoted on the Nasdaq National Market, which requires the Company to meet the National Market maintenance criteria. If the Company fails to meet the criteria and is not able to raise sufficient equity or otherwise take action to meet such requirements, the Company may be delisted from the National Market and the quotation of the Company's stock could be included on the Nasdaq SmallCap Market or in the non-Nasdaq over-the-counter market. As a result of any such delisting, an investor may find it more difficult to trade in shares of the Company's Common Stock.

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

Fluctuations in Quarterly Results

Zitel's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

  .The level of competition, the size, timing, cancellation or rescheduling of significant orders;

  .Market acceptance of new products and product enhancements;

  .New product announcements or introductions by Zitel's competitors;

  .Deferrals of customer orders in anticipation of new products or product enhancements;

  .Changes in pricing by Zitel or its competitors;

  .The ability of Zitel to develop, introduce and market new products and product enhancements on a timely basis;

  .Zitel's success in expanding its sales and marketing programs;

  .Technological changes in the market for Zitel's products;

  .Product mix and the mix of sales among Zitel's sales channels;

  .Levels of expenditures on research and development;

  .Changes in Zitel's strategy; personnel changes; and,

  .General economic trends and other factors.

Due to all of the foregoing factors, Zitel believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

Investment in MatriDigm Corporation

At September 30, 1998, the Company had invested approximately $7,400,000 to acquire approximately 31% interest in MatriDigm Corporation, a private company organized to provide COBOL software maintenance and re-engineering services for users of IBM mainframe computer systems. In addition, the Company has demand notes in the amount of $2,000,000 and has guaranteed a bank guarantee of $1,000,000. At September 30, 1998, the Company has written off its investment and fully reserved the demand notes and the bank guarantee. The initial focus of MatriDigm has been development of technology to automate the conversion of legacy software code which could not recognize or utilize dates after the year 1999 (the "Year 2000 Problem") into code which is able to recognize and utilize dates into the next century.
MatriDigm has devoted substantially all of its engineering resources to development of such technology. In May 1997, MatriDigm announced the commercial availability of its MAP2000 windowing process for programs written in ANSI COBOL 85. MatriDigm has subsequently extended the capability of MAP2000 to cover COBOL ANSI 68 and 74, with support for CICS and IMS/DC transactions and VSAM, IMS/DB SQL and DB2 databases and file systems. MatriDigm's MARC2000, introduced June 1998, provides an independent audit to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. MatriDigm intends to continue to refine its current toolset and to extend its toolset.

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

A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services, and competition is intense among the providers of such services. However, the demand for Year 2000 conversion services has emerged at a slower pace than originally anticipated and there is no assurance that it can successfully market its automated toolset, develop extensions for other computer languages or generate substantial revenue and profits. During the course of development, the Company has made additional investments in MatriDigm and continues to make additional investments. To the extent other investors are unable or unwilling to continue to make investments in MatriDigm, the Company may be required to make a disproportionate share of such investments. These investments could have a material adverse effect on the Company's business results of operations and financial condition.

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock has been subject to extreme volatility during fiscal 1997 and 1998, as the closing bid price has ranged between a low of 10 7/8 and a high of 61 1/4 and a low of 2 7/32 and a high of 23 5/8, respectively. Zitel believes that one of the reasons for this volatility is rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm.

Competition

The market for system management tools in which the Company's software products business unit competes is intensely competitive. Many of the companies with which the Company competes, such as TeamQuest Corporation, Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

The market for Year 2000 conversion services is highly competitive, with services being provided by a number of international, national, regional and local firms, many of which have existing relationships and contractual arrangements with customers. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. The ability of the Company to compete in the IBM COBOL segment of this market will depend primarily on the ability of MatriDigm to achieve market acceptance of its automated solution and as yet there can be no assurance that MatriDigm will be successful in this effort. In addition, the Company must achieve general credibility as a provider of Year 2000 conversion services by generating substantial net sales.

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

The market for Year 2000 conversion services is in the early stages of development and service warranty standards have not as yet been defined. The extent to which the solution services business unit must provide warranty protection to its customers in order to be competitive remains uncertain. To the extent that future warranty obligations shift risks to the Company that are in excess of the warranty protection provided to the Company by MatriDigm and other toolset providers, a successful claim against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently holds a United

States patent on one of its software technologies. There can be no assurance that this patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

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

The Company's solution services business unit relies primarily on proprietary technology developed and owned by MatriDigm Corporation and the prospects for the business unit are dependent on the ability of MatriDigm to maintain and expand a toolset which provides a relative advantage over competing Year 2000 conversion service providers for IBM COBOL. In the event that the MatriDigm toolset does not achieve significant market acceptance, the business of the solution services business unit would be materially and adversely affected.

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the Company expects that the acquisition of companies headquartered and operating in the United Kingdom and The Netherlands, respectively, will result in international sales representing an increasingly significant portion of the Company's net sales. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom or in The Netherlands.

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

The future success of the Company's solution services business unit in particular will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that in the United States and elsewhere there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the solution services business unit. The increasing recognition of the scope and significance of the Year 2000 problem has materially increased the competition for personnel with appropriate skills and salary requirements have increased as availability of such personnel has declined precipitously. The Company's ability to maintain and renew existing relationships and obtain new business depends, in large part, on its ability to hire and retain technical personnel. An inability to hire such additional qualified personnel could impair the ability of the solution services business unit to manage and complete its existing projects and to bid for or obtain new projects.

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

Item 2:  PROPERTIES

Zitel leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, and Rotterdam, The Netherlands, under non-cancelable operating leases which expire at various dates through the year 2005. Average annual rent is approximately $1.7 million per year.

Item 3:  LEGAL PROCEEDINGS

         None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

Executive Officers of the Registrant

Set forth below is information regarding executive officers of the Company who are not directors.

Name               Age  Position
----               ---  --------
Henry C. Harris     50  Senior Vice President, Strategic Planning
                          & Alliances
Anna M. McCann      40  Vice President, Chief Accounting Officer,
                          Assistant Secretary
Larry B. Schlenoff  52  Vice President, Finance & Administration,
                           Chief Financial Officer, Secretary


Henry C. Harris, Senior Vice President of Strategic Planning & Alliances

Henry Harris, CPA, has served as vice president of finance and administration, chief financial officer and chief accounting officer from December 1986 through July 1997 and as secretary of the Company from November 1987 through October 1997. He currently holds the position of senior vice president of strategic planning and alliances. Prior to joining Zitel, he was employed by Dynamic Disk, Inc. as vice president of finance and administration and chief financial officer from October 1983 until November 1986. Prior to Dynamic Disk, he spent over 10 years in financial management and public accounting positions.

Anna M. McCann, Vice President, Chief Accounting Officer, Assistant Secretary

Anna McCann joined Zitel in August 1982. She was promoted to Corporate Controller in February 1987. She was appointed Assistant Secretary of the Company in April 1993. She was promoted to Vice President, Chief Accounting Officer in October 1997.

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

Zitel is a registered trademark of Zitel Corporation. Datametrics and ViewPoint are registered trademarks of Datametrics Systems Corporation. MatriDigm is a registered trademark and service mark of MatriDigm, Inc. All other service marks, trademarks and registered trademarks are the property of their respective holders.

                             PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Zitel Corporation's common stock is traded in the over-the-counter market and is listed on the Nasdaq National Market System under the symbol ZITL.

The following table shows the quarterly high and low closing prices in the Nasdaq National Market System:

          FISCAL              1998                  1997
                       -------------------   -------------------
                         High        Low       High        Low
                       --------   --------   --------   --------
     First Quarter      23 5/8     9 3/8     61 1/4     10 7/8
     Second Quarter     16 3/4     9 1/2     50 1/8     27 7/8
     Third Quarter      14 3/8     4 1/32    33 1/8     11 1/2
     Fourth Quarter      8 1/8     2 7/32    25 9/16    19 1/16


As of September 30, 1998, the Registrant had approximately 566 shareholders of record of its Common Stock.

The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                          1998     1997     1996     1995    1994
Total revenue                           $21,700  $17,966  $23,066  $23,714 $17,452
Net income (loss)                       (43,205) (17,501)   4,049    8,526  (6,961)

Basic net income (loss) per share         (2.48)   (1.15)     .27      .60    (.55)
Diluted net income (loss) per share       (2.48)   (1.15)     .26      .56    (.55)
Shares used in basic
 per share calculation                   17,433   15,222   14,726   14,157  12,654
Shares used in
 diluted per share calculation           17,433   15,222   15,626   15,166  12,654

At year end:
Working capital                           3,874   18,763   20,445   19,969   7,202
Total assets                             18,070   49,294   30,699   26,206  13,678
Total long-term liabilities               4,585   24,161        -        -      13
Shareholders' equity                      6,234   15,946   27,089   22,957  10,004

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

General

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in systems optimization, correlation and search technology. Zitel employs these core competencies in two business units: a software products and services business unit marketing multi-platform performance analysis and correlation software used to optimize performance in mission critical systems, databases and applications, and a solution services business unit that markets Year 2000 services and consulting, which includes analysis and code conversion using the MatriDigm Corporation technology tools.

The Company was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high performance data storage systems developed, marketed and sold by its data storage business unit. With the acquisition, in June 1997, of the business of Datametrics Systems Corporation the Company commenced the transition to an information technology company. This transition was completed in July 1998, when the Company sold its data storage business unit.

Results of Operations

Fiscal 1998 Compared With Fiscal 1997

Total revenue for fiscal year 1998 was $21,700,000 compared with total revenue of $17,966,000 in fiscal year 1997, an increase of $3,734,000 or 21%. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. Net sales for the current year were $20,159,000 versus $12,626,000 in the prior year, an increase of $7,533,000 or 60%. The increase in net sales is directly attributable to the net sales generated by the Company's software business unit, which was only included in the last quarter of the prior fiscal year. In July 1998, the Company sold it storage business unit which generated revenue in fiscal 1998 of $5,698,000 compared with $10,304,000 in fiscal 1997. Royalty revenue for the current year was $1,541,000 versus $5,340,000 in the prior year. During April 1998, the Company negotiated and received the final payment for all royalty obligations from International Business Machines Corporation ("IBM"). Net sales of approximately $660,000 were generated by the Company's Year 2000 business unit compared to none in the previous fiscal year.

Gross margin, as a percent of net sales, was 40% for the year ended September 30, 1998 compared to 26% in the prior year. The increase in gross margin percentage during the current year is primarily attributable to the increase in sales generated by the software business unit which generated a gross margin of 61% in the current year.

Research and development expenses for the year ended September 30, 1998 were 32% of net sales compared with 59% in the prior year. Actual dollars decreased $1,085,000. With the sale of the Company's storage business unit and the shift in emphasis to software products and services, it is anticipated that research and development spending will continue to decrease as a percentage of net sales.

Selling, general and administrative ("SG&A") expenses were $24,012,000 or 119% of net sales in the current year versus $14,468,000 or 115% of net sales in the prior year. Actual spending increased $9,544,000. The increase in spending is primarily attributable to the added SG&A expenses of the acquired software companies of approximately $7,250,000, an increase in SG&A spending of the solution services business unit of $861,000, an increase of $655,000 in legal costs, $1,110,000 for severance for the storage business unit personnel, and $750,000 estimated loss on excess capacity at the Fremont, CA facility. Management continues to monitor and reduce operating expenses to bring them in line with the current business operations.

Because of the uncertainties in MatriDigm Corporation's future and their ability to generate sufficient operating cash flows, the Company has taken a loss of $10,616,000 which consisted of the write off of its investment of $7,414,000, and a reserve in the amount of $3,202,000 against demand notes of $2,022,000, a bank guarantee of $1,000,000, and a note and an option from an officer of MatriDigm in the amount of $180,000.

Interest expense was $3,466,000 for the year ended 1998, $1,111,000 of which relates to the discount on the 3% convertible subordinated debentures and $2,355,000 is related to the interest on both the 3% and 5% debentures. Interest income in the current year is $598,000. Other expense in the current year included an accrual of $300,000 related to a potential liability from the sale of the storage business unit.

Due to the uncertainty surrounding the realization of the net operating losses and credit carryforwards in future tax years, the Company established a 100% valuation allowance against its deferred tax asset in the amount of $6,500,000 during fiscal year 1998.

Fiscal 1997 Compared With Fiscal 1996

Revenues for fiscal 1997 decreased by $5,100,000 or 22%, from fiscal year 1996. Royalty revenue decreased $9,133,000 or 63% while net sales increased $4,033,000 or 47%. The increase in product sales in fiscal 1997 was related to the sale of both storage products and software products acquired on June 30, 1997. Storage product sales competition remained high during the year with average sales prices declining 45% during fiscal 1997 versus 1996. The Company anticipates that software sales will increase during fiscal 1998, as only one quarter of software revenue from the three acquired companies was included in fiscal 1997 revenue. The Company's Year 2000 remediation business unit did not produce revenue during the year but the Company anticipates revenue generation from this business unit during fiscal 1998.

Cost of goods sold, as a percentage of net sales, was 74% in fiscal 1997 as compared to 77% in 1996. The three-percentage point improvement in gross margins is attributable to higher margins from the sale of software products during the fourth quarter of the year.

Research and development expenses were 59% of net sales in the current year as compared to 76% in fiscal 1996. Actual dollars increased $953,000. Spending continued to increase in support of efforts to enhance existing products and for the development of the next generation of products; however, the majority of the spending increase was to support software products for the newly-acquired business unit.

Selling, general and administrative costs were $14,468,000 or 115% of net sales in fiscal 1997 versus $8,002,000 or 93% in the prior fiscal year. The transition in the storage business to the open systems marketplace required a major restructuring of sales and marketing and the hiring of additional personnel which increased spending by $2,959,000. In addition, the Solution Services Business unit, which began during the year, added $779,000 in operating expenses. The acquisition of the software companies on June 30, 1997 added operating expenses of $2,428,000 during the fourth quarter. The Company's intent is to more aggressively manage all operating expenses in order to realize an acceptable expense-to-revenue relationship.

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

Liquidity and Capital Resources

The Company's principal sources of working capital are product sales and convertible debt. During the fiscal year ended September 30, 1998, working capital decreased $14,889,000 and cash flow utilized by operating activities was $12,960,000. The utilization of cash in operating activities resulted primarily from the net loss of $43,205,000. This was partially offset by the decrease in deferred and refundable taxes of $6,509,000, a decrease in accounts receivable of $3,021,000, a decrease in inventory of $1,795,000, a loss on impairment of assets in the amount of $2,061,000, amortization of capitalized financing costs of $1,322,000, depreciation and amortization in the amount of

$3,036,000, and a loss from the unconsolidated company of $10,616,000.

During the current year, net cash provided by investing activities was $3,141,000. $9,596,000 was generated from the maturity of a short-term investment. This was partially offset by the Company's investment of $1,559,000 in an unconsolidated company, the purchase of other assets in the amount of $1,351,000, notes receivable from an unconsolidated company of $2,022,000, and a bank guarantee for the unconsolidated company of $1,000.000.

Net cash provided by financing activities was $12,184,000 which included $10,741,000 which was raised from the issuance of 3% convertible subordinated debentures and $1,443,000 from the exercise of employee stock options and for the sale of stock under the Company's employee stock purchase plan.

Management believes that the Company will meet its cash requirements for the next twelve months from cash on hand, other working capital, and cash flow from operations. If the Company is unable to generate sufficient cash flow from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that management will be able to raise additional debt or equity financing.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

Impact of the Year 2000 Issue

The costs of the planned Year 2000 modifications and the dates by which the Company expects to complete its plans are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties such as significant customers and suppliers, and similar uncertainties.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The issue arises if date-sensitive software recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company is currently testing to ensure that this is the case. This testing phase is expected to be complete by early 1999. The Company is in the process of addressing the Year 2000 compliance of other software and hardware. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and
(7) monitoring of the results of implementation. The Company is currently in the process of identifying areas of non-compliance. The Company expects to have completed the entire process for its non-enterprise software and hardware by the end of second quarter 1999.

The Company has begun the process of identifying and making inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. The Company expects that the process of making inquiries to these significant suppliers and customers will be ongoing through the end of 1999. However, there can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

The Company's most likely worst case Year 2000 scenario would be an interruption in work or cash flow resulting from unanticipated problems encountered with the information systems of the Company, or of any of the significant third parties with whom the company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems is low based on the progress of the Year 2000 project to date. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact. The Company's highest risk relates to significant suppliers or customers failing to remediate their Year 2000 issues in a timely manner. Relating to its suppliers, the Company has identified and will continue to identify alternative suppliers. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier. The risk relating to the Company's customers relates primarily to any delay in receipt of payment due to a customer's unresolved Year 2000 issue. The Company's existing financial resources will help to mitigate such an impact and the Company will continue to assess this risk as it receives communications about the Year 2000 status of its customers.

The Company estimates that costs to address the Year 2000 issue will total approximately $275,000, including costs already incurred. These estimated costs include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. To date, an insignificant amount has been incurred and expensed related to the Year 2000 issue. The Company's Year 2000 costs will be funded from its operating cash flows.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At September 30, 1998, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)

                                                                September 30,
                                                              1998        1997
                                                            --------    --------
Assets
Current assets:
  Cash and cash equivalents                                 $  6,589     $ 4,224
  Short-term investments                                           -       9,596
  Accounts receivable, less allowance for doubtful
    accounts of $122 in 1998 and $175 in 1997                  3,579       6,547
  Inventories                                                      -       3,050
  Deferred and refundable taxes                                  208       3,540
  Other current assets                                           749         993
                                                            --------    --------
    Total current assets                                      11,125      27,950

Fixed assets-net                                               1,311       3,700
Intangible assets-net                                          4,070       5,846
Investment in unconsolidated company                               -       5,879
Other assets-net                                               1,564       5,919
                                                            --------    --------
  Total assets                                              $ 18,070     $49,294
                                                            ========    ========

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                          $  3,585     $ 4,768
  Accrued liabilities                                          1,527       3,319
  Deferred revenue                                             2,139       1,100
                                                            --------    --------
    Total current liabilities                                  7,251       9,187
Convertible subordinated debenture                             4,585      24,161
                                                            --------    --------
    Total liabilities                                         11,836      33,348
                                                            --------    --------

Commitments (See note)

Shareholders' equity:
  Preferred stock, no par value; 1,000 shares
    authorized, none issued
  Common stock, no par value; 40,000 shares authorized:
    Issued and outstanding; 20,601 shares and 15,603 shares
    at September 30, 1998 and 1997, respectively              60,574      27,081
  Accumulated deficit                                        (54,340)    (11,135)
                                                            --------    --------
    Total shareholders' equity                                 6,234      15,946
                                                            --------    --------
  Total liabilities and shareholders' equity                $ 18,070     $49,294
                                                            ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)

                                                      Year Ended September 30,
                                                     1998       1997       1996
                                                  --------    --------   -------
Net sales                                         $ 20,159    $ 12,626   $ 8,593
Royalty revenue                                      1,541       5,340    14,473
                                                  --------    --------   -------
  Total revenue                                     21,700      17,966    23,066

Costs and expenses:
  Cost of goods sold                                12,155       9,301     6,630
  Research and development                           6,419       7,504     6,551
  Selling, general and administrative               24,012      14,468     8,002
  Loss on impairment of assets                       2,061           -         -
  Loss from unconsolidated company                  10,616           -         -
  Acquisition of in-process research
    & development                                        -       6,600         -
                                                  --------    --------   -------
    Operating income (loss)                        (33,563)    (19,907)    1,883

Interest income                                       (598)       (746)     (482)
Interest expense                                     3,466       3,532        25
Other income and expense                               274        (689)   (4,188)
                                                  --------    --------   -------
    Income (loss) before income taxes              (36,705)    (22,004)    6,528

Provision (benefit) for income taxes                 6,500      (4,503)    2,479
                                                  --------    --------   -------
    Net income (loss)                             $(43,205)   $(17,501)   $4,049
                                                  ========    ========   =======

Basic net income (loss) per share                 $  (2.48)   $  (1.15)   $  .27
                                                  ========    ========   =======
Diluted net income (loss) per share               $  (2.48)   $  (1.15)   $  .26
                                                  ========    ========   =======

Shares used in basic per share calculation          17,433      15,222    14,726
                                                  ========    ========   =======
Shares used in diluted per share calculation        17,433      15,222    15,626
                                                  ========    ========   =======



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands except per share data)

                                                                        Retained
                                                    Common   Common     Earnings          Total
                                                     Stock    Stock (Accumulated  Shareholders'
                                                    Shares   Amount    (Deficit)         Equity
                                                    ------  ------- ------------  -------------
Balances at September 30, 1995                      14,552  $19,916    $  3,041     $ 22,957

Issuance of common stock:
  Stock options exercised ($0.82-$7.94
    per share)                                         310      686           -          686
  Employee stock purchase plan ($4.15 and $5.10
    per share)                                          66      303           -          303
  Stock repurchase                                    (130)    (182)       (724)        (906)
  Stock warrants                                        22        -           -            -
Net income                                               -        -       4,049        4,049
                                                    ------  -------    --------     --------
Balances at September 30, 1996                      14,820   20,723       6,366       27,089

Issuance of common stock:
  Stock options exercised ($0.81 - $9.50
    per share)                                         498    1,104           -        1,104
  Employee stock purchase plan ($7.87 and $16.58
    per share)                                          35      390           -          390
  Stock warrants                                        15        -           -            -
  Common stock issued for acquisition                   61    1,200           -        1,200
  Conversion of subordinated debenture                 174    3,664           -        3,664
Net loss                                                 -        -     (17,501)     (17,501)
                                                    ------  -------    --------     --------
Balances at September 30, 1997                      15,603   27,081     (11,135)      15,946

Issuance of common stock:
  Stock options exercised ($0.34-$9.88
    per share)                                         367      915           -          915
  Employee stock purchase plan ($6.28 and $10.73
    per share)                                          65      528           -          528
  Conversion of subordinated debenture               4,566   30,325           -       30,325
  Discount on $10 million convertible
    subordinated debenture                               -    1,111           -        1,111
  Valuation of stock warrants issued in
    connection with $10 million convertible
    subordinated debenture                               -      614           -          614
Net loss                                                 -        -     (43,205)     (43,205)
                                                    ------  -------    --------     --------
Balances at September 30, 1998                      20,601  $60,574    $(54,340)    $  6,234
                                                    ======  =======    ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

                                                                Year Ended September 30,
                                                                1998       1997     1996
                                                             --------   --------   -------
Cash flows provided by (used in) operating activities:
Net income (loss)                                            $(43,205)  $(17,501)  $ 4,049
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Acquisition of in-process research & development expenses         -      6,600         -
  Sale of storage business unit                                  (200)         -         -
  Loss on impairment of assets                                  2,061          -         -
  Loss from unconsolidated company                             10,616          -         -
  Writedown of inventory                                        1,095          -         -
  Writeoff of patents                                             387          -         -
  Writeoff of capitalized software                                103          -         -
  Adjustment of goodwill and purchased technology                 909          -         -
  Amortization of capitalized financing costs                   1,322          -         -
  Discount amortization on subordinated debenture               1,111      2,778         -
  Depreciation and amortization                                 3,036      1,404       935
  Loss on disposal of fixed assets                                  -          -        15
  Provision for doubtful accounts                                 (53)       284       185
  Provision for inventory allowances                              160        480       480
  Unrealized gains on marketable securities                         -          -    (2,041)
  Realized gains on marketable securities                           -       (777)   (2,136)
  Deferred and refundable income taxes                          6,509     (4,743)    2,124
  Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable                    3,021     (1,289)   (1,527)
  Decrease (increase) in inventories                            1,795        681    (1,770)
  Increase in other current assets                                244       (513)      (62)
  Increase (decrease) in accounts payable                      (1,183)     2,702       341
  Increase (decrease) in accrued liabilities                     (688)     2,875        33
                                                             --------   --------   -------
    Net cash provided by (used in) operating activities       (12,960)    (7,019)      626
                                                             --------   --------   -------
Cash flows provided by (used in) investing activities:
  Acquisition of fixed assets                                    (723)    (2,650)   (1,676)
  Investment in unconsolidated company                         (1,559)    (2,024)   (3,497)
  Purchase of short-term investments                                -     (9,596)        -
  Proceeds from sale of short-term investments                  9,596      3,159     2,795
  Notes receivable from unconsolidated company                 (2,022)         -         -
  Bank guarantee for unconsolidated company                    (1,000)         -         -
  Proceeds from sale of storage business unit                     200          -         -
  Purchase of other assets                                     (1,351)    (1,089)     (367)
  Purchase of companies net of cash acquired                        -    (11,062)        -
                                                             --------   --------   -------
    Net cash provided by (used in) investing activities         3,141    (23,262)   (2,745)
                                                             --------   --------   -------
Cash flows provided by (used in) financing activities:
  Issuance of common stock                                      1,443      1,494       989
  Repurchase of common stock                                        -          -      (906)
  Repayments of borrowings                                          -          -       (13)
  Issuance of subordinated debenture                           10,741     23,795         -
                                                             --------   --------   -------
    Net cash provided by financing activities                  12,184     25,289        70
                                                             --------   --------   -------
Net increase (decrease) in cash                                 2,365     (4,992)   (2,049)
Cash and cash equivalents, beginning of year                    4,224      9,216    11,265
                                                             --------   --------   -------
Cash and cash equivalents, end of year                       $  6,589   $  4,224   $ 9,216
                                                             ========   ========   =======
Supplemental cash flow information:
  Income taxes paid                                          $     27   $    265   $    82
  Interest paid                                                    35          -         -
Supplemental non-cash investing and financing activities:
  Issuance of common stock in business combination                  -   $  1,200         -
  Capitalized financing costs                                $    558   $  1,038         -
  Conversion of subordinated debenture and accrued interest  $ 30,325   $  3,664         -
  Conversion of note receivable to investment in
    unconsolidated company                                   $      -   $    300         -
  Common stock purchase warrants                             $    614          -         -


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

Summary of Significant Accounting Policies:

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in systems optimization, correlation and search technology. Zitel employs these core competencies in two business units: a software products and services business unit marketing multi-platform performance analysis and correlation software used to optimize performance in mission critical systems, databases and applications, and a solution services business unit that markets Year 2000 services and consulting, which includes project management, planning, analysis, code conversion and testing using the MatriDigm Corporation technology tools. Zitel conducts its business within one industry segment.

The following is a summary of Zitel's significant accounting policies:

Basis of Presentation:

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 1997 and 1998 and there can be no assurance that the Company will attain profitability. At September 30, 1998, the company had aggregate consolidated net losses of $54,340 thousand. Management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for the next 12 months. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

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

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation, other than leasehold improvements, and are depreciated on a straight-line basis over their estimated useful lives (three years). Leasehold improvements are amortized over the lesser of their useful life or remaining term of the related lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in the results of operations.

Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of software and its implementation, which includes the cost of purchased software, consulting fees and the use of certain specified Company resources and amortizes such costs on a straight-line basis over the estimated life of the computer software, which is five years. The Company evaluates the fair value of the deferred software implementation costs at each balance sheet date and records writedowns to the recoverable costs. In June 1998, the Company wrote down the net book value of amounts capitalized, which related to all the manufacturing modules of the recently sold storage business unit, of $550 thousand, net of related accumulated amortization of $192 thousand. This amount is included in the loss on impairment of assets. As of September 30, 1998 and 1997, $351 thousand and $1,092 thousand, respectively, in costs have been capitalized and are included in other long-term assets. Amortization in the amount of $193 thousand and $111 thousand had been charged to expense during fiscal years 1998 and 1997, respectively. American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", issued on March 4,1998, will be effective for the Company in fiscal year 1999. The Company believes there will not be a significant impact upon adoption.

Revenue Recognition:

Software revenue is recognized in accordance with SOP 91-1, "Software Revenue Recognition". The effect of the new SOP 97-2, "Software Revenue
Recognition", issued on October 27, 1997, has yet to be determined and will become effective for the Company in fiscal year 1999.

Warranty:

All of the Company's products are covered by a one-year limited warranty. Estimated future costs of repair, replacement or customer accommodation are accrued and charged to cost of sales based upon estimates of future product returns and repair costs derived from historical product sales information and analyses of historical data. In estimating the level of accrual, the Company's management makes assumptions relating to the level of product returns and costs of repair. Management reviews the adequacy of these assumptions based on historical experience.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred.

Software Development Costs:

Statement of Financial Accounting Standards ("SFAS") No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Capitalized costs will be amortized over the estimated product life cycle (approximately three years). The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products with a net book value in excess of net realizable value. Software development costs capitalized in fiscal years 1998 and 1997 were $562 thousand and $189 thousand, respectively. Amortization in the amount of $62 thousand was charged to expense during the year.

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

Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over seven and five years, respectively. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to a net realizable value. In fiscal year 1998, the Company reassessed the amortization period for goodwill and reduced the life from seven to five years based on future projections.

Income Taxes:

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements:

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

Net Income (Loss) Per Share:

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted income per common share. Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period income per common share amounts have been restated to comply with SFAS No. 128.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and trade receivables. The Company places its cash investments and short-term investments with high credit quality financial institutions and limits the amount of exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the diversity of the Company's customers, both geographically and within different industry segments.

Fair Value of Financial Instruments:

Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, subordinated debentures, and other accrued liabilities approximate fair value due to their short maturities.

Sale of Storage Business Unit:

Due to the lack of performance of the storage business unit, on July 24, 1998, the Company completed the sale of the net assets of the business unit, which totalled $2.1 million, for cash and a note totalling $1.0 million and royalties of up to $4.0 million, payable over four years based on the sales performance of the new company.

Fixed assets in the amount of $1.3 million and deferred software implementation costs of $800 thousand, which related to manufacturing modules that would no longer be used, were taken as a loss on impairment of assets during the current fiscal year. Inventory in the amount of $1.7 million and patents in the amount of $400 thousand were charged against cost of sales.

Due to the excess facility capacity resulting from the sale of the storage business unit, a reserve in the amount of $750 thousand was recorded in selling, general and administrative expense during fiscal year 1998. In addition, a reserve of $1.1 million was recorded in selling, general and administrative expense for the severance costs of the storage business unit personnel.

                                               September 30,
                                             1998         1997
                                           -------      -------
Inventories:
  Raw materials                            $     -      $   953
  Work in progress                               -          576
  Finished goods                                 -        1,521
                                           -------      -------
                                           $     -      $ 3,050
                                           =======      =======
Fixed Assets:
  Manufacturing equipment                  $     -      $ 3,965
  Office furniture and equipment             3,105        4,162
  Engineering equipment                         10        4,576
  Leasehold improvements                       661          683
                                           -------      -------
                                             3,776       13,386
  Less accumulated depreciation
    and amortization                        (2,465)      (9,686)
                                           -------      -------
                                           $ 1,311      $ 3,700
                                           =======      =======


Depreciation expense was $1,600 thousand, $1,316 thousand and $827 thousand for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which were being amortized on a straight-line basis over seven and five years, respectively. The Company periodically assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to net realizable value. At June 30, 1998, a write-down of a combined total of $658 thousand was made to goodwill and purchased technology. In addition, the amortization period of goodwill was adjusted to five years from seven years. As of September 30, 1998, intangible assets consist of the following:

                                               September 30,
                                             1998        1997
                                            ------      ------
    Goodwill                                $2,768      $3,242
    Purchased technology                     2,588       2,862
    Less accumulated amortization           (1,286)       (258)
                                            ------      ------
                                            $4,070      $5,846
                                            ======      ======

Other Assets:
  Deferred software implementation costs   $   351     $ 1,092
  Deferred taxes, net                            -       3,177
  Capitalized financing costs on
    subordinated debt                          273       1,038
  Purchased technology                         550           -
  Other                                        716         947
                                           -------     -------
                                             1,890       6,254
  Less accumulated amortization               (326)       (335)
                                           -------     -------
                                           $ 1,564     $ 5,919
                                           =======     =======


Investment in Unconsolidated Company:

In November 1995, Zitel purchased 9.6 million shares of preferred stock of MatriDigm Corporation ("MatriDigm") in the development stage, in exchange for $3.35 million in cash, $66 thousand in equipment and $150 thousand in future rent and administrative services. The technology rights include an exclusive license to manufacture and market certain products using proprietary technology of the company, subject to a royalty to the company. In July 1996, Zitel entered into an agreement to resell services of the company on a commission basis. The agreement also provides Zitel the exclusive right to create portable, on-site centers for the performance of services offered by the company for certain accounts in certain circumstances. During fiscal year 1997, the Company purchased an additional one million shares of preferred stock of the company in exchange for $2.0 million in cash. The Company also exercised an option to purchase 500 thousand shares of the company's common stock from an officer of the company for $300 thousand.

During the quarter ended December 31, 1997, Zitel invested an additional $1.5 million in MatriDigm in exchange for a convertible promissory note. The note was converted into 1,050 thousand shares of common stock in May 1998. As of September 30, 1998, the Company's investment in MatriDigm amounted to $7.4 million, or 31%, consisting of 10.6 million shares of preferred stock and approximately 1.6 million shares of common stock. The Company recorded $624 thousand equity in losses of the unconsolidated company during the year ended September 30, 1998. The Company guaranteed a bank guarantee in the amount of $1 million. In addition, the Company has short-term demand notes in the amount of $2 million. Because of the uncertainties in MatriDigm's future and their ability to generate sufficient operating cash flows, at September 30, 1998, the Company has written off its investment in MatriDigm and fully reserved the bank guarantee and the short-term demand notes for a total of approximately $11 million. (Refer to "Subsequent Events" footnote.)

The following is a summary of financial information with respect to MatriDigm, as of and for the year ended September 30, 1997 and 1996:

                                1997          1996
                             --------      --------
     Net sales               $    123      $      -
     Gross profit                  38             -
     Net loss                 (14,549)       (1,873)
     Current assets             3,816         2,612
     Non-current assets         4,009         1,009
     Current liabilities        1,504           324


The complete financial statements of MatriDigm Corporation for fiscal year 1998 are included in this Form 10-K. Refer to Page F-1.

Option and Note Receivable from Related Party:

The Company holds an option to purchase 500 thousand shares of common stock of MatriDigm Corporation from an officer of MatriDigm in the amount of $75 thousand. At September 30, 1997 and 1998, the option was classified in other long-term assets. In February 1998, the Company secured a promissory note from the same officer in the amount of $100 thousand. At September 30, 1998, the note was included in other long-term assets. At September 30, 1998, both the option and note have been fully reserved due to the uncertainty in the future of MatriDigm.

Accrued Liabilities:

                                             September 30,
                                           1998        1997
                                          ------      ------
  Accrued payroll and related             $  788      $1,062
  Accrued vacation                           523         886
  Accrued commissions                         52         170
  Deferred warranty costs                      -       1,023
  Other accrued liabilities                  164         178
                                          ------      ------
                                          $1,527      $3,319
                                          ======      ======


Commitments:

The Company leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, and Rotterdam, The Netherlands, under non-cancelable operating leases that expire at various dates through the year 2005. Rent expense incurred under all operating leases and charged to operations was $1,763 thousand in 1998, $789 thousand in 1997 and $574 thousand in 1996.

Future minimum obligations under all facility leases at September 30, 1998 aggregate approximately $7.6 million, payable as follows:

                    Fiscal Year       Amount
                    -----------       ------
                        1999          $1,372
                        2000           1,508
                        2001           1,546
                        2002           1,580
                        2003           1,034
                  Thereafter             518

5% Convertible Subordinated Debentures:

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

The Consolidated Statement of Operations for fiscal year 1997 included a charge to interest expense in the amount of $2,778 thousand related to the amortization of the total discount on the 5% Convertible Subordinated Debentures. During fiscal year 1997, approximately $3.3 million was converted to 174 thousand shares of common stock at prices ranging from $20.28 to $22.74 per share. During fiscal year 1998, approximately $21.7 million was converted to 3.3 million shares of common stock at prices ranging from $4.20 to $13.95 per share. All outstanding debentures were converted to common stock during fiscal year 1998.

3% Convertible Subordinated Debentures:

On June 16, 1998, the Company issued $10 million principal amount of 3% Convertible Subordinated Debentures (the "Debentures") which are due June 15, 1999, and five-year common stock purchase warrants totalling 150,000 shares of the Company's common stock. The Debentures accrue interest at the rate of 3% per annum and principal and accrued interest are convertible into Common Stock of the Company at a price of $3.92625. The warrants are exerciseable at $5.1041. These warrants were valued, using the Black-Scholes model, at $614,000, which will be amortized over the conversions of the Debentures.
Any Debentures outstanding on June 15, 1999 automatically will be converted into Common Stock. The Debentures restrict distributions and repurchases of capital stock.

The current year Consolidated Statement of Operations includes a charge to interest expense in the amount of $1,111 thousand related to the amortization of the total discount on the 3%

Convertible Subordinated Debentures. During fiscal 1998, approximately $5.1 million was converted to 1,308 thousand shares of common stock. The Debentures outstanding as of September 30, 1998 will convert to approximately
1.2 million shares of common stock. Subsequent to September 30, 1998, the Debentures have been fully converted.

CAPITAL STOCK:

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders.

Stock Option Plans:

At September 30, 1998, the Company had reserved 6.2 million common shares for issuance under its 1990 Stock Option, 1982 Incentive Option and 1984 Supplemental Stock Option Plans. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two to ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 1998 and 1997, there were 338 thousand and 34 thousand shares reserved for future grants, respectively.

Activity in the Company's option plans during fiscal years 1996, 1997 and 1998 is summarized as follows:

                                         Weighted
                               Number    Average       Options
                                 of       Price         Price        Total
                               Shares   Per Share     Per Share     Amount
                               ------   ---------   -------------   -------
Balances, September 30, 1995   1,860      $ 2.89    $  .34-$ 9.50   $ 5,377
  Granted                        260      $ 7.10    $ 4.82-$ 9.88     1,851
  Cancelled                      (40)     $ 4.69    $ 1.19-$ 7.94      (190)
  Exercised                     (310)     $ 2.13    $  .82-$ 7.94      (660)
                               -----                -------------   -------
Balances, September 30, 1996   1,770      $ 3.60    $  .34-$ 9.88     6,378
  Granted                      1,008      $23.47    $13.63-$44.38    23,662
  Cancelled                     (291)     $28.75    $ 1.06-$44.38    (8,372)
  Exercised                     (477)     $ 2.05    $  .81-$ 9.50      (978)
                               -----                -------------   -------
Balances, September 30, 1997   2,010      $10.29    $  .34-$44.38    20,690
  Granted                      1,471      $11.51    $ 2.53-$16.63    16,928
  Cancelled                   (1,024)     $17.30    $ 1.50-$33.00   (17,712)
  Exercised                     (367)     $ 2.49    $  .34-$ 9.88      (915)
                               -----                -------------   -------
Balances, September 30, 1998   2,090      $ 9.09    $ 1.38-$23.25   $18,991
                               =====      ======    =============   =======

At September 30, 1998, 1997 and 1996, respectively, options for 1,301 thousand, 867 thousand and 1,044 thousand shares were exercisable at prices ranging from $0.34 to $23.25. The estimated weighted average fair value of options granted during fiscal years 1998, 1997 and 1996 were $6.80, $13.02 and $4.42, respectively.

1995 Non-Employee Directors' Stock Option Plan:

In April 1995, the Board of Directors approved the adoption of a Directors' plan which provides for automatic, non-discretionary grants of options to purchase an aggregate of 200 thousand shares of common stock. Options in the amount of 30 thousand, 24 thousand, 24 thousand, and 24 thousand were granted in fiscal years 1995, 1996, 1997, and 1998, respectively, at prices ranging from $5.88 to $33.00 per share. No options were exercised during fiscal 1998. 98 thousand shares are available for future grant. At September 30, 1998, 69 thousand shares were exercisable at prices ranging from $5.88 to $33.00. At September 30, 1997, 38 thousand shares were exercisable at prices ranging from $5.88 to $33.00.

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

In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 thousand shares, 400 thousand shares, 400 thousand shares, and 500 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. 65 thousand, 35 thousand and 66 thousand shares were issued under the Plan during fiscal years 1998, 1997 and 1996, respectively. Since inception of the Plan, approximately 1.7 million shares have been issued.

Pro Forma Stock-Based Compensation:

As of September 30, 1998, options outstanding under both the stock option plans and 1995 Non-Employees Directors' Stock Option Plan were as follows:

                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------   ---------------------
                                  Weighted
          Range                    Average   Weighted                Weighted
             of                  Remaining    Average                 Average
       Exercise       Number   Contractual   Exercise        Number  Exercise
         Prices  Outstanding          Life      Price   Exercisable     Price
---------------  -----------   -----------   --------   -----------  --------
$ 1.38 - $ 2.06          257          1.66     $ 1.96           257    $ 1.96
$ 2.31 - $ 5.63          344          7.21     $ 4.51           236    $ 4.80
$ 5.69 - $ 6.81          286          6.91     $ 6.22           154    $ 6.23
$ 7.00   $ 9.88          184          7.93     $ 8.29           137    $ 8.35
$10.69 - $10.69          251          9.34     $10.69            58    $10.69
$10.81 - $13.63           61          8.45     $12.24            25    $12.28
$13.88                   699          8.54     $13.88           446    $13.88
$14.19 - $20.56           63          9.41     $14.36            31    $14.34
$23.25                     2          8.66     $23.25             2    $23.25
$33.00                    24          8.41     $33.00            24    $33.00
                   ---------          ----     ------       -------    ------
$ 1.38 - $33.00        2,171          7.37     $ 9.33         1,370    $ 8.87

The Company has elected to continue to follow the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal years 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal years 1998, 1997 and 1996 would have been modified to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      Year ended September 30,
                                                     1998       1997      1996
                                                   --------   --------  --------
Net income (loss) applicable to
  common stockholders - as reported                $(43,205)  $(17,501)  $ 4,049
Net income (loss) applicable to                    ========   ========  ========
  common stockholders - pro forma                  $(51,574)  $(22,138)  $ 3,637
                                                   ========   ========  ========
Basic net income (loss) per share - as reported    $  (2.48)  $  (1.15)  $  0.27
                                                   ========   ========  ========
Basic net income (loss) per share - pro forma      $  (2.96)  $  (1.45)  $  0.25
                                                   ========   ========  ========
Diluted net income (loss) per share - as reported  $  (2.48)  $  (1.15)  $  0.26
                                                   ========   ========  ========
Diluted net income (loss) per share - pro forma    $  (2.96)  $  (1.45)  $  0.23
                                                   ========   ========  ========

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 1998, 1997 and 1996 were $5.3 million, $13.4 million and $1.2 million and $6.75, $12.99 and $4.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1998, 1997 and 1996:

     Expected volatility              76% - 103%
     Risk-free interest rate        5.07% - 6.22%
     Expected life                    .88 - 5.17 years
     Expected dividend yield             0.0%

The Company has also estimated the fair value for the purchase rights under the employee stock purchase plan using the Black-Scholes Model, with the following assumptions for fiscal years 1998 and 1997:

     Expected volatility              65% - 136%
     Risk-free interest rate        5.39% - 5.63%
     Expected life                    .50 years
     Expected dividend yield             0.0%

Savings and Investment Plan:

The Company has a Savings and Investment Plan, qualified under sections 401(k) and 401(a) of the Internal Revenue Code, that enables participating U.S. employees to prepare for retirement. The Plan allows eligible employees to defer up to 15%, but no greater than $10 thousand per year, of their earnings on a pre-tax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in fiscal 1998, 1997 or 1996.

Earnings Per Shares ("EPS") Disclosures:

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts):

                                                    Year Ended September 30,
                                                  1998       1997       1996
                                                --------   --------   -------
Numerator - basic and diluted EPS
  Net income (loss)                             $(43,205)  $(17,501)  $ 4,049
                                                --------   --------   -------
Denominator - basic EPS
  Common stock outstanding                        17,433     15,222    14,726
                                                --------   --------   -------
Total shares used in calculation of basic EPS     17,433     15,222    14,726
                                                --------   --------   -------
Basic net income (loss) per share               $  (2.48)  $  (1.15)  $  0.27
                                                --------   --------   -------

Denominator - diluted EPS
  Denominator - basic EPS                         17,433     15,222    14,726
  Effect of dilutive securities:
    Common stock options                               -          -       900
                                                --------   --------   -------
Total shares used in calculation of diluted EPS   17,433     15,222    15,626
                                                --------   --------   -------
Diluted net income (loss)per share              $  (2.48)  $  (1.15)  $  0.26
                                                ========   ========   =======

Stock options to purchase 2.1 million, 2.0 million and 870 thousand shares of common stock in 1998, 1997 and 1996, respectively, at prices ranging from $0.34 to $44.38 were outstanding but not included in the computation of diluted net income (loss) per share as they were antidilutive. The Company had 150 thousand warrants outstanding at September 30, 1998 to purchase common stock, which were not included, as their effect was antidilutive.

In addition, the Company had $4.9 million and $21.7 million of convertible Debentures outstanding in 1998 and 1997, respectively, which were convertible into approximately 1.2 million and 990 thousand shares of common stock but were not included in the computation of diluted net income (loss) per share as they were antidilutive.

Income Taxes:

The provision (benefit) for income taxes for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                       1998      1997      1996
                                     -------   -------   -------
   Current expense:
     Federal                         $     -   $     -   $    77
     State                                 -         -        23
     Foreign                             189         -         -
                                     -------   -------   -------
                                         189         -       100
   Deferred tax expense (benefit):
     Federal                           5,397    (3,989)    2,091
     State                               914      (514)      288
                                     -------   -------   -------
                                     $ 6,500   $(4,503)  $ 2,479
                                     =======   =======   =======

The Company's effective tax rate for the years ended September 30, 1998 and 1997 differs from the U.S. federal statutory income tax rate as follows:

                                                    1998      1997      1966
                                                   -----     -----     -----
  Federal income tax (benefit) at statutory rate   (34.0)%   (34.0)%    34.0%
  State taxes, net of federal benefit               (3.4)     (4.1)      6.1
  Tax credits                                       (1.5)     (2.3)     (2.7)
  Non-deductible interest expense                      -       5.1         -
  Other, net                                         2.4       3.6       0.6
  Change in valuation allowance                     61.0      11.2         -
                                                   -----     -----     -----
                                                    24.5%    (20.5)%    38.0%
                                                   =====     =====     =====

The following table shows the major components of the deferred tax asset as of September 30, 1998 and 1997:

Deferred tax assets and liabilities:
  Current:
    Accounts receivable, inventory and
      other reserves                          $ 1,634    $ 1,109
    Accrued liabilities                            45        330
    Net operating losses                       13,597      3,975
    Tax credit carryforwards                    3,399      2,391
    Other                                           -        981
                                              -------    -------
    Total before valuation allowance           18,675      8,786
    Valuation allowance                       (18,675)    (2,475)
                                              -------    -------
    Net deferred tax asset                    $     -    $ 6,311
                                              =======    =======

At September 30, 1998, the Company has federal and state net operating loss ("NOL") carryforwards of $37.7 million and $13.2 million, respectively, to reduce future taxable income. The Company has federal and state general business credit carryforwards of $2.3 million and $0.9 million, respectively, to reduce future taxable income. These carryforwards expire in 1999 through 2013 if not utilized.

In addition, the Company has $6.3 million of NOLs related to stock option exercises, the benefit of which will be credited to equity when utilized.

Due to the net loss incurred in fiscal year 1998, accumulated deficit and lack of alternative tax planning strategies, there is uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has received a royalty based on sales by the third party of the product developed. Royalties totalling approximately $1.5 million, $5.3 million and $14.5 million were received from the third party in fiscal years 1998 1997 and 1996, respectively. During fiscal year 1998, the Company negotiated and received the final payment for all royalty obligations from the third party.

Foreign Operations:

The Company's foreign operations are those of its European branches and subsidiaries. All of their sales are made to unaffiliated European customers. The following table summarizes the Company's European operations:

                                     1998       1997      1996
                                   -------    -------    ------
     Net sales                     $ 8,123    $ 4,530    $2,924
     Operating income (loss)        (2,972)    (1,080)      585
     Total assets                    3,195      6,693     1,368

Export Sales:

Export sales from domestic operations were $3.4 million, $2.2 million and $1.4 million in 1998, 1997 and 1996, respectively.

Major Customers:

There were no sales to one customer that exceeded 10% of net sales in 1998. Sales to one customer amounted to 14.6% of net sales in 1997. Sales to two customers amounted to 13% and 11.8% of net sales in 1996.

Subsequent Events:

Definitive Merger Agreement

On October 5, 1998, the Company signed a definitive agreement to acquire the remaining 68.7% of MatriDigm Corporation ("MatriDigm") not currently owned in a tax-free exchange of stock, which would be accounted for as a purchase combination. The MatriDigm shareholders would receive approximately 0.65 share, of a newly created company, for each MatriDigm share they currently own. The merger is subject to the approval of the shareholders of the Company and MatriDigm and regulatory approval. Under the definitive agreement, the Company committed to fund the working capital needs of MatriDigm from October 5, 1998 through the date of the closing of the merger, which was expected to be in early calendar year 1999. On December 21, 1998, the Company and MatriDigm terminated the definitive agreement to acquire the remaining portion of MatriDigm not already owned. The Company and MatriDigm have restructured the transaction to provide for the exchange of the fully reserved MatriDigm notes held by the Company at September 30, 1998 of $2.0 million and $1.2 million notes receivable subsequent to year end plus accrued interest into equity in MatriDigm. Upon completion of the exchange, the Company's ownership will increase to approximately 58% on a fully converted basis. (See "Investment in Unconsolidated Company" for additional information about MatriDigm.)

                Report of Independent Accountants



December 16, 1998


To the Board of Directors and Shareholders
Zitel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Zitel Corporation and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                    /s/ PricewaterhouseCoopers LLP
                    ------------------------------
                    PricewaterhouseCoopers LLP

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held March 4, 1999, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is included herein on page 18.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1999, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1999, is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                             PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Financial Statements and Schedules

          The consolidated financial statements, together with the report thereon from PricewaterhouseCoopers LLP, appear in Item 8 in this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          (1)  Financial Statements:

ZITEL CORPORATION:

  Consolidated Balance Sheets of Zitel Corporation (p. 29) Consolidated Statements of Operations of Zitel Corporation
    (p. 30)
  Consolidated Statements of Shareholders' Equity of Zitel
    Corporation (p. 31)
  Consolidated Statements of Cash Flows of Zitel Corporation
    (p. 32)
  Notes to Consolidated Financial Statements of Zitel Corporation
    (pgs. 33-52)
  Report of Independent Accountants of Zitel Corporation (p. 53)

MATRIDIGM CORPORATION (a significant unconsolidated company):
    See pages F-1 thru F-23

          (2)  Financial Statement Schedules:

  Report of Independent Accountants (p. 65)
  SCHEDULE VIII-Valuation and Qualifying Accounts (p. 66)

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

10.40         First Amendment to Lease between CMD Realty Investment Fund,
              L.P. and Datametrics Systems Corporation dated October 16,
              1996. (21)

10.41         Form of Palmer & Webb Lease. (21)

10.42         Form of Convertible Subordinated Debenture. (22)

10.43         Form of Common Stock Purchase Warrant. (22)

10.44         Registration Rights Agreement. (22)

10.45         Securities Purchase Agreement. (22)

10.46         Placement Agency Agreement. (22)

10.47 Agreement and Plan of Reorganization and Merger, dated as of October 5, 1998, by and among Zitel Corporation, Millennium
              Holding Corp., Zenith Acquisition Corp., Millennium
              Acquisition I Corp., and MatriDigm Corporation. (23)

10.48 Form of Shareholder Agreement, dated as of October 5, 1998, by and between, in each case, Zitel Corporation and a certain specified shareholder of MatriDigm Corporation. (23)

10.49 Form of Lock-Up Letter, dated as of October 5, 1998, addressed, in each case, to Millennium Holding Corp. from a certain specified shareholder of MatriDigm Corporation. (23)

10.50         Selected Summary Financial Data for the period ended June 30,1998. (23)

10.51         Joint Press Release of Zitel Corporation and MatriDigm
              Corporation, dated October 5, 1998. (23)

22.1          Subsidiaries of the Company.

23.1          Consent of Independent Accountants.

23.2          Consent of Independent Accountants.

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

(22) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed June 25, 1998.

(23) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed October 6, 1998.

      (b) Reports on Form 8-K

         Date of Report - Item(s) Reported:

         July 10, 1998 - Other events - Adoption of
         Statement of Financial Accounting Standards ("SFAS")
         No. 128 - presentation of basic and diluted net income per share.

         October 6, 1998 - Entered into an Agreement and Plan of Reorganization and Merger, dated as of October 5, 1998, by and among the Company, Millennium Holding Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Holdco"), Zenith Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Holdco ("Zenith Acquisition"), Millennium Acquisition I Corp., a Delaware corporation and a wholly owned subsidiary of Holdco ("Millennium Acquisition"), and MatriDigm Corporation, a California corporation("MatriDigm").

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

                              ZITEL CORPORATION




                                   /s/ Jack H. King
                              By:  Jack H. King
                                   President and Director
                                   Chief Executive Officer
                                   December 23, 1998



KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack H. King and Larry B. Schlenoff, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                       Date
---------                 -----                       ----

/s/ Jack H. King          President and Director      December 23, 1998
----------------------    (Chief Executive Officer)
Jack H. King


/s/ Larry B. Schlenoff    Vice President of           December 23, 1998
----------------------    Finance, Chief Financial
Larry B. Schlenoff        Officer and Secretary


/s/ Anna M. McCann        Vice President and          December 23, 1998
----------------------    Chief Accounting Officer
Anna M. McCann


/s/ Catherine P. Lego     Director                    December 23, 1998
----------------------
Catherine P. Lego


/s/ William R. Lonergan   Director                    December 23, 1998
-----------------------
William R. Lonergan



/s/ William M. Regitz     Director                    December 23, 1998
-----------------------
William M. Regitz


/s/ Robert H. Welch       Director                    December 23, 1998
-----------------------
Robert H. Welch

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Zitel Corporation
Fremont, California

Our audit of the consolidated financial statements of Zitel Corporation and Subsidiaries referred to in our report dated December 16, 1998 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14a of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
December 16, 1998

                                                                 SCHEDULE VIII

                           ZITEL CORPORATION

                   VALUATION AND QUALIFYING ACCOUNTS
                    FISCAL YEARS 1996, 1997 AND 1998

   Column A                    Column B     Column C    Column D     Column E
   --------                   ----------  -----------  ----------   ----------
                                           Additions
                                          Charged to
                                Balance     Revenues   Write-offs   Balance at
                               Beginning   and Costs      and         End of
  Description                  of Period  and Expense  Deductions     Period
  -----------                 ----------  -----------  ----------  -----------

1996
--------------
Allowance for Doubtful
  Accounts                    $   88,000  $         -  $       -   $    88,000

Provision for Obsolete
  Inventory                   $  309,000  $   480,000  $ 289,000   $   500,000

Valuation Allowance on
  Deferred Tax Assets         $        -  $         -  $       -   $         -

Reserve for excess capacity   $        -  $         -  $       -   $         -

1997
--------------
Allowance for Doubtful
  Accounts                    $   88,000  $    87,000  $       -   $   175,000

Provision for Obsolete
  Inventory                   $  500,000  $   480,000  $ 341,000   $   639,000

Valuation Allowance on
  Deferred Tax Assets         $        -  $ 2,475,000  $       -   $ 2,475,000

Reserve for excess capacity   $        -  $         -  $       -   $         -

1998
--------------
Allowance for Doubtful
  Accounts                    $  175,000  $   122,000  $ 175,000   $   122,000

Provision for Obsolete
  Inventory                   $  639,000  $   160,000  $ 798,000   $         -

Valuation Allowance on
  Deferred Tax Assets         $2,475,000  $16,200,000  $       -   $18,675,000

Reserve for excess capacity   $        -  $   750,000  $ 225,000   $   525,000

                        MatriDigm Corporation

                    Index to Financial Statements



                                                           PAGE
Report of Independent Accountants ......................... F-2

Balance Sheet as of September 30, 1997 and 1998 ........... F-3

Statement of Operations for the period
  August 9, 1995 (date of inception) to
  September 30, 1996, and for the years ended
  September 30, 1997 and 1998 ............................. F-4

Statement of Changes in Shareholders' Equity (Deficit) for the periods ended September 30, 1996, 1997 and 1998.. F-5

Statement of Cash Flows for the period August 9, 1995
  (date of inception) to September 30, 1996, and for
  the years ended September 30, 1997 and 1998 ............. F-6

Notes to Financial Statements ............................. F-7



                Report of Independent Accountants


To the Board of Directors and
the Shareholders of MatriDigm Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of MatriDigm Corporation at September 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 and for the period from August 9, 1995 (date of inception) to September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Dallas, Texas
December 21, 1998




MatriDigm Corporation
Balance Sheet

                                                                    September 30,
                                                            -------------------------
                                                                 1998         1997
                                                            ------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $    704,885  $ 3,106,938
  Restricted cash                                                 68,606      608,606
  Accounts receivable, net of allowance for doubtful
   accounts of $96,738 at September 30, 1998                   1,134,223       79,050
  Inventory                                                      125,529            -
  Prepaid expenses and other current assets                      126,913       21,898
                                                            ------------  -----------
  Total current assets                                         2,160,156    3,816,492

Property and equipment, net                                    2,890,007    3,589,658
Technology rights, net                                           213,632      301,353
Deferred financing costs, net                                    200,000            -
Other assets                                                      59,646      117,144
                                                            ------------  -----------
    Total assets                                            $  5,523,441  $ 7,824,647
                                                            ============  ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                          $    578,107  $   231,729
  Accrued compensation and benefits                              942,001      588,887
  Accrued other liabilities                                      450,329      261,265
  Deferred revenue to shareholder                                434,392            -
  Notes payable                                                3,005,666            -
  Notes payable to shareholder                                 2,000,000            -
  Current portion of long-term debt                              579,865      452,094
                                                            ------------  -----------
    Total current liabilities                                  7,990,360    1,533,975
Long-term debt                                                   172,111      478,575
Subordinated convertible note payable to shareholder           5,000,000    5,000,000
                                                            ------------  -----------
    Total liabilities                                         13,162,471    7,012,550
                                                            ------------  -----------

Commitments                                                            -            -
Shareholders' (deficit) equity:
 Convertible preferred stock, no par value
  Authorized:  30,000,000 shares;
   Series A; issued and outstanding:  9,600,000 shares;
   liquidation value:  $3,500,000                              3,566,471    3,566,471
   Series B; issued and outstanding:  2,000,000 shares;
   liquidation value:  $1,500,000                              1,500,000    1,500,000
   Series D; issued and outstanding:  2,000,000 shares;
   liquidation value:  $4,000,000                              4,000,000    4,000,000
 Common stock, no par value, stated value $.01 per share;
  authorized:  100,000,000 shares; issued and outstanding:
  21,335,602 and 20,372,010 shares for 1998 and 1997,
  respectively                                                   213,356      203,720
 Additional paid-in capital                                   13,186,006    8,036,323
 Note receivable from shareholder                                (31,800)     (42,400)
 Accumulated deficit                                         (30,073,063) (16,452,017)
                                                            ------------  -----------
    Total shareholders' (deficit) equity                      (7,639,030)     812,097
                                                            ------------  -----------
    Total liabilities and shareholders' (deficit) equity    $  5,523,441  $ 7,824,647
                                                            ============  ===========

The accompanying notes are an integral part of these financial statements.



MatriDigm Corporation
Statement of Operations


                                                             For the Period
                                   For the Year Ended        August 9, 1995
                                       September 30,      (date of inception)
                               --------------------------   to September 30,
                                    1998          1997             1996
                               ------------  ------------ -------------------
Sales                          $  5,478,549  $    123,162      $         -
                               ------------  ------------      -----------
Operating expenses:
  Cost of sales                   3,284,226        85,486                -
  General and administrative      6,640,134     5,883,235          561,976
  Research and development        6,649,907     7,003,032        1,237,515
  Sales and marketing             2,160,217     1,790,442          205,585
                               ------------  ------------      -----------
    Total operating expenses     18,734,484    14,762,195        2,005,076
                               ------------  ------------      -----------
    Loss from operations        (13,255,935)  (14,639,033)      (2,005,076)

Interest income and other            94,038       179,889          132,197
Interest expense                   (459,149)     (119,994)               -
                               ------------  ------------      -----------
    Net loss                   $(13,621,046) $(14,579,138)     $(1,872,879)
                               ============  ============      ===========

Weighted average common
 shares outstanding              20,649,554    19,115,068       14,038,462
                               ------------  ------------      -----------

Basic and diluted net loss
  per common share             $      (0.66) $      (0.76)     $     (0.13)
                               ============  ============      ===========


The accompanying notes are an integral part of these financial statements.


MatriDigm Corporation
Statement of Changes in Shareholders' (Deficit) Equity

                                                                                              Note
                             Convertible Preferred Stock     Common Stock     Additional   Receivable
                             --------------------------- -------------------    Paid-in       from      Accumulated
                                     Shares     Amount     Shares    Amount     Capital    Shareholder    Deficit       Total
                                   ---------- ---------- ---------- -------- ------------   ---------   ------------  -----------
Common stock issuances                      - $        - 16,000,000 $160,000 $          -   $ (53,000)  $          -  $   107,000

Series A preferred stock
 issuances, net                     9,600,000  3,562,995          -        -            -           -              -    3,562,995

Series B preferred stock
 issuances, net                     2,000,000  1,500,000          -        -            -           -              -    1,500,000

Net loss                                    -          -          -        -            -           -     (1,872,879)  (1,872,879)
                                   ---------- ---------- ---------- --------  -----------   ---------   ------------  -----------
Balance, September 30, 1996        11,600,000  5,062,995 16,000,000  160,000            -     (53,000)    (1,872,879)   3,297,116

Common stock issuances, net                 -          -  3,912,019   39,120    7,589,965           -              -    7,629,085

Stock option exercises, net                 -          -    459,991    4,600      166,358           -              -      170,958

Series D preferred stock
 issuances, net                     2,000,000  4,000,000          -        -            -           -              -    4,000,000

Other                                       -      3,476          -        -      280,000      10,600              -      294,076

Net loss                                    -          -          -        -            -           -    (14,579,138) (14,579,138)
                                   ---------- ---------- ---------- --------  -----------   ---------   ------------  -----------
Balance, September 30, 1997        13,600,000  9,066,471 20,372,010  203,720    8,036,323     (42,400)   (16,452,017)     812,097


Common stock issuances, net                 -          -    400,272    4,003      561,572           -              -      565,575

Stock option exercises, net                 -          -    162,267    1,622       99,096           -              -      100,718

Conversion of notes payable                 -          -    401,053    4,011    4,006,515           -              -    4,010,526

Warrant issuances                           -          -          -        -      482,500           -              -      482,500

Other                                       -          -          -        -            -      10,600              -       10,600

Net loss                                    -          -          -        -            -           -    (13,621,046) (13,621,046)
                                   ---------- ---------- ---------- --------  -----------   ---------   ------------  -----------
Balance, September 30, 1998        13,600,000 $9,066,471 21,335,602 $213,356  $13,186,006    $(31,800)  $(30,073,063) $(7,639,030)
                                   ========== ========== ========== ========  ===========   =========   ============  ===========

The accompanying notes are an integral part of these financial statements.



MatriDigm Corporation
Statement of Cash Flows

                                                                             For the Period
                                                                             August 9, 1995
                                                     For the Year Ended    (date of inception)
                                                        September 30,        to September 30,
                                                     1998          1997            1996
                                                ------------  ------------ -------------------
Cash flows from operating activities:
 Net loss                                       $(13,621,046) $(14,579,138)   $(1,872,879)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                   1,826,917       987,604        134,780
   Noncash expenses incurred                          10,600        14,076          7,000
   Loss (gain) on disposal of
    property and equipment                            11,232        (2,102)             -
   Changes in current assets and liabilities:
    Accounts receivable                           (1,055,173)      (79,050)             -
    Inventory                                       (125,529)            -              -
    Prepaid expenses and other
     current assets                                  (71,821)       (1,034)       (20,864)
    Accounts payable                                 346,378        47,518        184,211
    Accrued liabilities and
     deferred revenue                                976,570       710,364        139,788
                                                ------------  ------------    -----------
    Net cash used in operating
     activities                                  (11,701,872)  (12,901,762)    (1,427,964)
                                                ------------  ------------    -----------

Cash flows from investing activities:
 Acquisition of property and equipment              (416,800)   (3,066,852)      (552,357)
 Purchase of technology rights                             -             -       (362,174)
 Proceeds from the sale of property
  and equipment                                        2,900       253,752              -
 Decrease (increase) in other assets                   8,600       (80,341)       (63,203)
                                                ------------  ------------    -----------
    Net cash used in investing
     activities                                     (405,300)   (2,893,441)      (977,734)
                                                ------------  ------------    -----------

Cash flows from financing activities:
 Payments on capital leases                         (566,600)     (160,122)             -
 Proceeds from subordinated
  convertible note payable                                 -     5,000,000              -
 Proceeds from issuance of
  convertible preferred stock                              -     4,000,000      4,996,524
 Proceeds from issuance of common stock              666,293     7,800,043              -
 Proceeds from note payable                        9,010,526             -              -
 Payments on notes payable                           (27,600)            -              -
 Other proceeds                                            -       280,000              -
 Proceeds from issuance of stock warrants             82,500             -              -
 Cash deposits for leases                            540,000      (608,606)             -
                                                ------------  ------------    -----------

    Net cash provided by
     financing activities                          9,705,119    16,311,315      4,996,524
                                                ------------  ------------    -----------
     Net (decrease) increase
      in cash and cash equivalents                (2,402,053)      516,112      2,590,826
Cash and cash equivalents
 Beginning of the period                           3,106,938     2,590,826              -
                                                ------------  ------------    -----------
 End of the period                              $    704,885  $  3,106,938    $ 2,590,826
                                                ============  ============    ===========

The accompanying notes are an integral part of these financial statements.


Notes to Financial Statements of MatriDigm Corporation

1.   FORMATION AND BUSINESS OF THE COMPANY

MatriDigm Corporation ("the Company" or "MatriDigm") was incorporated in the state of California in August 1995 to specialize in COBOL maintenance and reengineering. For the periods ended September 30, 1996 and 1997, the Company was in the development stage and devoted substantially all of its efforts to develop its process, raise capital and recruit personnel. During the year ended September 30, 1997, the Company completed development of a process to renovate COBOL language software code to operate in the Year 2000 and beyond. Revenue for the period from August 9, 1995 (date of inception) to September 30, 1997 was insignificant. The Company emerged from the development stage during the year ended September 30, 1998 and has not generated sufficient funds to finance operations as discussed in Note 12.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Cash and cash equivalents:

Cash and cash equivalents consist primarily of demand deposits. Cash equivalents are defined as highly liquid instruments with original maturities of three months or less. The restricted cash balance represents time deposits which are restricted under letters of credit. The letters of credit are maintained to satisfy requirements under leases.

Fair value of financial instruments:

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities, approximate fair value due to their short maturities. The fair value of the subordinated convertible note payable to shareholder of $4,800,000 at September 30, 1998 is estimated based on discounted cash flows using the Company's incremental borrowing rate.

Property and equipment:

Property and equipment is stated at cost, net of accumulated


                             Page F-7
depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. The carrying value and estimated useful lives of property and equipment are evaluated annually to determine whether current events and circumstances indicate an adjustment is warranted.

The estimated useful lives for such assets are as follows:

     Furniture and fixtures                       3 years
     Purchased computer software and equipment    7 years
     Leasehold improvements                       7 years

Technology rights:

The cost of acquiring the technology which is the basis for the COBOL language software code renovation process has been capitalized and are being amortized on a straight-line basis over an estimated useful life of five years. The carrying value and amortization period of the technology rights are evaluated annually to determine whether current events and circumstances indicate an adjustment is warranted. Accumulated amortization was $248,542 and $160,821 at September 30, 1998 and 1997, respectively.

Deferred financing costs:

Financing costs are capitalized and amortized over the life of the financing agreement. Accumulated amortization was $200,000 as of September 30, 1998.

Deferred revenue:

Deferred revenue represents the balance of prepayments made by a shareholder for code renovation for which revenue has not yet been recognized.

Revenue recognition:

The Company's current principal business is providing Year 2000 computer code renovating (conversion) services, consisting of upgrading or supplementing software code to enable computer programs to function in the year 2000 and beyond. The Company contracts with representatives ("Technology Associates") to market and distribute code conversion services to its clients. These Technology Associates act as independent contractors.

Revenue is recognized upon shipment of renovated code to a Technology Associate. Revenue from sales to Technology Associates of the hardware and/or software used in the code preparation process is recognized upon shipment of the hardware and/or software.

Research and development:

Research and development expenses are charged to operations as incurred.

Income taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method. Under the liability method, deferred tax assets and liabilities are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized prior to the expiration of the related carryforward periods.

Net loss per share:

Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. Potentially dilutive common shares which were not considered in the calculation of diluted net loss per share because to do so would have been antidilutive include:

                                                 September 30,
                                     -------------------------------------
                                         1998         1997         1996
                                     -----------  -----------  -----------
Subordinated convertible note
       payable to shareholder          1,666,667      416,667            -
Convertible preferred stock           13,600,000   13,600,000   11,600,000
Stock options and warrants             6,045,805    3,757,763    3,177,200
                                      ----------   ----------   ----------
                                      21,312,472   17,774,430   14,777,200
                                      ==========   ==========   ==========

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk:

Financial instruments that potentially subject MatriDigm to concentration of credit risk consist primarily of trade accounts receivable. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

New accounting pronouncements:

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 for the year ended September 30, 1998, and it had no impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In general, such information must be reported externally in the same manner used for internal management purposes. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years must be restated. Since SFAS No. 131 only requires disclosure of certain information, its adoption will not affect the Company's financial position or results of operations.



In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." This SOP provided guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing and otherwise marketing computer software. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 for the year ending September 30, 1999. Since the Company's primary activities do not involve licensing selling, leasing or marketing software, the adoption of SOP 97-2 is not expected to have a significant impact on the Company's financial position or results of operations.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for fiscal years beginning after December 15, 1998. The provisions of the SOP should be applied to internal-use software costs incurred, including those projects in progress upon initial application. Costs incurred prior to initial application, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had the SOP been in effect when the costs were incurred. The Company will adopt SOP 98-1 for the year ending September 30, 1999, and, because there are no projects in progress or scheduled to be in progress, it is expected to have no impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is permitted. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Recognition of changes in fair value depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. The Company does not currently, nor does it expect to, hold any derivative instruments or participate in any hedging activities.

3.   PROPERTY AND EQUIPMENT

Property and equipment is comprised of:

                                                           September 30,
                                                     -----------------------
                                                         1998       1997
                                                     ----------- -----------
     Furniture and fixtures                          $   995,369 $   903,551
     Purchased computer software and equipment         3,183,650   2,787,767
     Leasehold improvements                            1,089,322     757,346
                                                     ----------- -----------
                                                       5,268,341   4,448,664
     Less: accumulated depreciation and amortization  (2,378,334)   (859,006)
                                                     ----------- -----------
                                                     $ 2,890,007 $ 3,589,658
                                                     =========== ===========

Purchased computer equipment includes assets which are subject to capital leases with an aggregate cost of $1,478,714 and $1,090,791 and accumulated amortization of $523,317 and $81.940 at September 30, 1998 and 1997, respectively. Amortization expense was $441,377 and $81,940 for the year ended September 30, 1998 and 1997, respectively.

4.   NOTES PAYABLE AND LONG-TERM DEBT

Notes payable:

Notes payable is comprised of:

                                                             September 30,
                                                        ---------------------
                                                           1998       1997
                                                        ---------- ----------
Note payable to bank due on April 1, 1999; interest
payable quarterly beginning June 30, 1998 at LIBOR
plus 1.125% (7% at September 30, 1998); guaranteed
by three shareholders who were issued 825,000 warrants
in consideration for guaranteeing the note              $3,000,000 $        -

Note payable related to insurance due
in monthly principal installments; final payment due in
November 1998                                                5,666          -
                                                        ---------- ----------
                                                        $3,005,666 $        -
                                                        ========== ==========

Notes payable to shareholder:

Notes payable to shareholder is comprised of:

Notes payable to shareholder; due upon demand;
Interest at 7% per annum                                $2,000,000 $        -
                                                        ========== ==========

Long-term debt and subordinated convertible note payable to shareholder:

Long-term debt and subordinated convertible note payable to shareholder are comprised of:




                                                                     September 30,
                                                                ----------------------
                                                                   1998        1997
                                                                ----------  ----------
Subordinated convertible note payable to shareholder;
interest at 6% per annum through December 31, 1997,
2% per annum effective January 1, 1998; interest payable
on September 30, 1997, then monthly from December 31, 1997;
principal scheduled for payment in six equal monthly
installments from September 15, 1998; principal
payments subordinated to the note payable to bank and
capital leases; principal convertible into common
stock at $5.83 per share ($12 at September 30, 1997);
the capital lessor has not consented to the payment of
principal during the term of the leases                         $5,000,000  $5,000,000

Capitalized lease obligations at
 various interest rates                                            751,976     930,669
                                                                ----------  ----------
                                                                 5,751,976   5,930,669
Less: current portion                                             (579,865)   (452,094)
                                                                ----------  ----------
                                                                $5,172,111  $5,478,575
                                                                ==========  ==========

Interest payments of $367,141 and $119,994 were made during the years ended September 30, 1998 and 1997, respectively.

Restricted cash of $68,606 and $108,606 at September 30, 1998 and 1997, respectively, is related to the capital leases. Maturities of capital lease obligations at September 30, 1998 are:

     1999                                    $579,865
     2000                                     172,111
                                             --------
                                             $751,976
                                             ========

In December 1997, the Company obtained $4 million of financing from related parties as described in Note 10. This debt was converted into common stock at a rate of approximately $1.43 per share during April 1998. The conversion resulted in the issuance of 401,053 shares of common stock and the contribution and reissuance of 2,406,315 of founders' shares.

In October 1998, the subordinated convertible note payable to shareholder was amended as described in Note 13.

In December 1998, the Company agreed to exchange the notes payable to shareholder for stock as described in Note 13.

5.   INCOME TAXES

     The components of deferred tax assets are:




                                                         September 30,
                                                  -------------------------
                                                      1998          1997
                                                  ------------  -----------
Net operating loss                                $  5,920,494  $ 2,742,500
Capitalized research and development costs (net)     4,182,422    2,900,500
Credits for research activities                      1,188,740      499,200
Other, net                                             407,637      110,600
                                                  ------------  -----------

Net deferred tax assets                             11,699,293    6,252,800
Less: valuation allowance                          (11,699,293)  (6,252,800)
                                                  ------------  -----------
                                                  $          -  $         -
                                                  ============  ===========

The Company has established a valuation allowance to the extent of its deferred tax assets since it is presently more likely than not that a tax benefit will not be realized prior to the expiration of the related carryforward periods.

A reconciliation of the income tax provision to the amount computed by applying the federal statutory benefit rate to the net loss follows:

                                       For the Year Ended   For the Period
                                         September 30,          Ended
                                       ------------------    September 30,
                                          1998    1997           1996
                                          ----    ----      --------------
Federal statutory benefit rate           (35%)    (35%)         (35%)
State income tax provision, net of
   federal tax benefit                     -        -            (4%)
Research and development credit           (5%)     (3%)           -
Other, net                                 -        -            (1%)
Net operating loss not benefited          40%      38%           40%
                                         ---      ---           ---
                                           -        -             -
                                         ===      ===           ===

The Company had federal and state net operating loss carryforwards of approximately $16.9 million and $7.8 million at September 30, 1998 and 1997, respectively. The Company's federal and state net operating loss carryforwards will begin expiring in the year 2011, if not utilized. The Company also has credits for research activities of approximately $1.2 million to carryforward at September 30, 1998 which will begin to expire in 2011. For the year ended September 30, 1997, the Company has deducted $628,000 of compensation for tax purposes only which is related to the exercise of stock options.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, as defined, utilization of the carryforwards could be restricted.


6.   NOTE RECEIVABLE FROM SHAREHOLDER

On October 1, 1995, the Company entered into a note receivable agreement with a shareholder for the purchase of 5,300,000 shares of common stock at $.01 per share. The shares are pledged as collateral in the case of default by the shareholder. The note is payable in five annual installments beginning October 1, 1996, of $10,600 of principal plus interest, which accrues at 7% per annum.

7.   COMMITMENTS

The Company leases its office facilities under a noncancelable operating lease which expires in 2003. The Company is responsible for certain taxes, maintenance costs and insurance under the lease. Restricted cash of $500,000 at September 30, 1997 related to the building lease and one capital lease was released during the year ended September 30, 1998.

During the years ended September 30, 1998 and 1997, the Company leased equipment under noncancelable operating leases which expire at various dates through March 2002.

Future minimum rental payments at September 30, 1998 are as follows:

     1999                               $  552,388
     2000                                  549,629
     2001                                  557,104
     2002                                  560,872
     2003                                  567,277
     Thereafter                             47,345
                                        ----------
                                        $2,834,615
                                        ==========

Rent expense was $638,900 and $654,809 for the years ended September 30, 1998 and 1997, respectively.

8.   SHAREHOLDERS' EQUITY

Convertible preferred stock:

Under the Company's Articles of Incorporation, the Company's preferred stock is issuable in series and the Company's board of directors is authorized to determine the rights, preferences and terms of each series.



During the period ended September 30, 1996, the Company amended its Article of Incorporation to authorize the issuance of 30,000,000 shares of preferred stock of which 9,600,000, 2,000,000 and 1,500,000 were designated as Series A, Series B and Series C preferred stock, respectively.

During the period ended September 30, 1997, the Company designated 5,000,000, 666,666 and 500,000 shares as Series D, Series E and Series F preferred stock, respectively.

The Company's Series A, B, C, D, E and F preferred stock have voting rights equal to the number of common shares into which each preferred share converts. Each share of preferred stock is convertible into common stock on a one-for-one basis, subject to certain adjustments as described in the Preferred Stock Purchase Agreements. Conversion is automatic upon the effective date of a public offering of common stock for which the aggregate proceeds are not less than $15,000,000 and the offering price is not less than $1.00 per share of common stock. At September 30, 1998, 1997 and 1996, the Company had 15,100,000, 15,100,000 and 13,100,000 shares, respectively, of common stock reserved for conversion.

The Company is not required to declare a dividend in any year. However, in preference to any common stock dividends, holders of preferred stock are entitled to a dividend in the amount of 5% of the initial sales price of shares of each respective series of preferred stock; that is, $.017 per share of Series A, $.038 per share of Series B, $.05 per share of Series C, $.10 per share of Series D, $.15 per share of Series E and $.20 per share of Series F. Preferred dividends are noncumulative. No dividends have been declared. The holders of the Series A preferred stock are also entitled to registration rights as described in the preferred stock purchase agreement.

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the then outstanding Series A, B, C, D, E and F preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of the common stock, the amounts of $0.36, $0.75, $1.00, $2.00, $3.00 and $4.00 per share for Series A, B, C, D, E and F preferred stock, respectively, plus all declared but unpaid dividends for each share of preferred stock. If, upon occurrence of such event, the asset and funds thus distributed among the holders of the preferred stock, shall be insufficient to permit the payment to such holders of the full preferential amount, then

                             Page F-16
the entire assets and funds of the Company legally available for distribution will be distributed ratably among the holders of the preferred stock in proportion to their liquidation preference (as defined).

All preferred shares are subject to repurchase by the Company.

Common stock:

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Beginning in May 1998, the Company offered 666,667 shares of common stock for sale. The initial offering price of $6.00 was subsequently revised to $1.50. As of September 30, 1998, 400,272 shares had been issued. In April 1998 the conversion of notes payable resulted in the issuance of 401,053 shares of common stock and the contribution and reissuance of 2,406,315 of founders' shares.

During the period ended September 30, 1996, the Company issued 16,000,000 shares of its common stock to the founders under stock purchase agreements.

At September 30, 1998 and 1997, 13,700,000 of the shares issued to the founders were subject to repurchase by the Company at book value upon termination of employment.

9.   STOCK OPTIONS AND WARRANTS

Stock options:

In 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"). At September 30, 1998 and 1997, respectively, there were 5,777,742 and 5,940,009 shares of common stock reserved for issuance to employees of the Company pursuant to the Plan. Under the Plan, incentive options may be granted at prices not lower than fair market value at the date of grant or 110% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Nonstatutory options may be granted at prices not lower than 85% of fair market value at the date of grant or 100% of the fair market value if the optionee, immediately prior to the grant, owns stock representing 10% or more of the voting power or value of all securities. Stock options granted under

                             Page F-17
the Plan are exercisable and vest at such times and under such conditions as determined by the board of directors.

In September 1998, the Company adopted the 1998 Senior Employee Stock Option Plan (the "1998 Plan") and reserved 1,500,000 shares for issuance pursuant to the 1998 Plan. The terms of the 1998 Plan are similar to those of the 1996 Stock Option Plan described above.

During the periods ended September 30, 1998, 1997 and 1996, the Company issued 10,000, 100,374 and 25,000 options, respectively, for the purchase of shares of common stock at prices not lower than fair market value at the date of grant of the options to nonemployees in return for services provided. These stock options are exercisable and vest at such times and under such conditions as determined by the board of directors.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company retained its prior method of accounting for stock compensation. As required by SFAS No. 123, the following information represents pro forma net loss as if the Company had accounted for its employee stock options under the fair value method prescribed by the standard.

The fair value of each option grant to an employee is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                         For the Year Ended   For the Period
                            September 30,          Ended
                        --------------------   September 30,
                          1998       1997           1996
                        --------   ---------  --------------
Interest rate             5.2%       6.5%           6.5%
Expected life           10 Years   9.8 Years      9.7 Years
Expected volatility       0.1%       0.1%           0.1%
Dividend yield             -          -              -

For purposes of pro forma disclosures, the estimated fair value of the options issued to employees is amortized to expense over the options' vesting periods. The pro forma information for the Company follows:


                             Page F-18

                               For the Year Ended September 30,
                    --------------------------------------------------   For the Period Ended
                              1998                      1997              September 30, 1996
                    ------------------------  ------------------------  ----------------------
                         As          Pro           As          Pro          As          Pro
                      reported      forma       reported      forma      reported      forma
                    -----------  -----------  -----------  -----------  ----------  ----------
Net loss            $13,621,046  $13,830,503  $14,579,138  $14,746,109  $1,872,879  $1,874,631
Basic and diluted
 net loss per
  common share      $      0.66  $      0.67  $      0.76  $      0.77  $     0.13   $    0.13

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards are anticipated in future years.

A summary of stock option transactions is as follows:

                              For the Year Ended September 30,
                          ---------------------------------------- For the Period Ended
                                  1998                1997          September 30, 1996
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted           Weighted
                                      Average              Average            Average
                                     Exercise             Exercise           Exercise
                            Shares     Price     Shares     Price    Shares    Price
                          ---------  -------- ----------  -------- --------- ---------
Outstanding at beginning
 of period                2,257,763    $1.50   1,677,200    $0.25          -       -
  Granted                 2,312,785     1.91   2,810,100     1.91  1,677,200   $0.25
  Exercised                (162,267)    0.79    (459,991)    0.54          -       -
  Cancelled                (687,476)    1.90  (1,769,546)    1.28          -       -
                          ---------           ----------           ---------
Outstanding at end of
 period                   3,720,805    $1.25   2,257,763    $1.50  1,677,200   $0.25
                          =========    =====  ==========    =====  =========   =====

Exercisable at end of
 period                     637,078    $1.43     292,650    $0.58     33,750   $0.05

Weighted average fair
 value of options granted
 during the period                     $0.78                $0.85              $0.12

The following table summarizes information about the fixed-price stock options outstanding at September 30, 1998:



                             Page F-19

                                Options Outstanding       Options Exercisable
                               ----------------------   ----------------------
                                  Weighted-Average
       Range                   ----------------------                 Weighted
        of          Shares      Remaining                             Average
     Exercise    Outstanding   Contractual   Exercise                 Exercise
      Prices     at 9/30/98       Life         Price      Shares       Price
    ---------    -----------   -----------   --------   -----------   --------
     $.05-.08      511,750       6.64         $0.05      212,750      $0.05
      .60-.80      479,814       7.97          0.04      240,526       0.69
         1.50    1,984,710       9.85          1.50            -          -
    3.00-4.50      744,531       8.65          4.04      183,802       4.00
                 ---------                               -------
                 3,720,805       8.92         $1.62      637,078      $1.43
                 =========                               =======

Warrants:

In May 1996, the Company issued a warrant, in connection with the Series B preferred stock financing, to purchase up to 1,500,000 shares of the Company's Series C preferred stock at $0.75 per share if exercised prior to the second anniversary of the date of issuance; $0.83 per share if exercised prior to the third anniversary of the date of issuance; $0.91 per share if exercised after the later but on or prior to the fourth anniversary of the date of issuance; and $1.00 per share if exercised after the later date. The warrants are exercisable at any time and expire May 16, 2001 or upon the effective date of an initial public offering by the Company, whichever is sooner.

Pursuant to the April 1998 guarantee of the note payable to bank, warrants to purchase 825,000 shares of common stock were issued to three shareholders.
These warrant shares shall be purchasable at $1.00 per share if exercised prior to the first anniversary of the guarantors' agreement, $1.10 per share after the first anniversary and prior to the second anniversary, $1.20 per share after the second anniversary and prior to the third anniversary, $1.35 per share after the third anniversary and prior to the fourth anniversary, and $1.50 per share after the fourth anniversary and prior to the fifth anniversary. The warrants are exercisable at any time and have a term of five years or upon the effective date of an initial public offering by the Company, whichever is sooner. The value of these warrants, net of proceeds, of $400,000 was recorded as deferred financing costs and is being amortized over the life of the debt, which is twelve months.

10.  RELATED PARTY TRANSACTIONS

As of September 30, 1998, Zitel Corporation ("Zitel") owned 78%


                             Page F-20
of the total issued preferred stock, or 35% of all stock outstanding. The Company has a sales representative agreement with Zitel, with terms and conditions similar to other such agreements with third parties, in which the shareholder will introduce interested parties to the Company. The Company also has an agreement to provide 1,000 hours of training and support to Zitel at no charge. Two of five board members of the Company are officers of Zitel. In addition, as of September 30, 1998, the Company has received $2,000,000 pursuant to notes payable to Zitel. Interest accrues at 7% per annum with principal and interest payable on demand. In December 1998, the balance of the notes payable were converted to stock as described in Note 13.

On December 4, 1997, the Company obtained financing of $4 million from related parties pursuant to three Convertible Promissory Notes and Agreements. The terms of these agreements provide for conversion of the outstanding principal of the notes into shares of common stock at a conversion rate calculated in accordance with the agreement, or payment of the principal after expiration of the conversion period in six equal monthly installments. The conversion rate per share defined in the agreements was based upon the Company's profit as defined for the period January 1 through March 31, 1998. Interest was payable quarterly beginning on December 31, 1997, and upon any conversion. The notes were converted into common shares at a rate of approximately 1.43 shares per $1 of principal during April 1998. The conversion resulted in the issuance of 401,053 shares of common stock and the reallocation of ownership of founders' shares.

On October 1, 1996, the Company entered into a consulting agreement with BRC Holdings, Inc. ("BRC") which expires December 31, 1999, under which its Chairman and Chief Executive Officer will serve as Chairman of the Board for MatriDigm. In return for such services, during the term of the consulting agreement, BRC will receive 5% of the Company's cumulative pretax earnings up to $100,000,000 of MatriDigm's cumulative earnings. When pretax earnings reach $100,000,000, the percentage will incrementally decline until the Company's cumulative earnings reach $1 billion, at which point the percentage will remain at 1% until the end of the contract. On October 23, 1996, BRC purchased 2,000,000 shares of common stock at $.75 per share. The shares have certain repurchase rights in the event of the cancellation of the consulting agreement. The Company has also entered into a sales representative agreement with BRC under which the shareholder will offer the Company's services to its clients. In January 1998, BRC made a prepayment of $1 million, which is being applied, to charges for code being renovated for BRC customers in


                             Page F-21
accordance with the related agreement. In October 1998, in exchange for a $400,000 note payable to BRC, the BRC consulting agreement was amended to rescind the sections of that agreement related to services provided by BRC's Chairman and Chief Executive Officer and to the compensation due to BRC related to such services. The repurchase rights related to the 2,000,000 shares of common stock purchased by BRC in October 1996 were also waived with regard to certain specified transfers.

In May 1996, an entity affiliated with the Chairman of the Board purchased the 2,000,000 shares of MatriDigm's Series B preferred stock for $1,500,000 and was issued a warrant to purchase up to 1,500,000 shares of MatriDigm's Series C preferred stock as described in Note 9. Effective September 8, 1997, MatriDigm granted a nonstatutory stock option to purchase 75,000 shares of common stock at $4.50 per share to another entity affiliated with the Chairman of the Board in connection with raising capital for the Company and setting up certain relationships.

11.  EMPLOYEE BENEFIT PLANS

During the year ended September 30, 1996, the Company adopted a contributory retirement and savings plan, which meets the requirements of Section 401(k) of the Internal Revenue Code. The plan allows for a discretionary matching contribution by the Company as determined by the Company's board of directors. No contributions have been made by the Company.

The Company offered 200,000 shares of common stock to employees and directors at $4.50 per share pursuant to the August 1997 Employee Stock Purchase Plan (the "1997 Stock Plan"). Initially, employees were each eligible to purchase shares with a value of up to 15% of their annual salary; officers and directors were eligible to purchase up to 10,000 shares. As provided for in the 1997 Stock Plan, these maximums were increased. As of September 10, 1997, the final date for acquisitions according to the offering, 162,019 common shares were purchased under the 1997 Stock Plan.

12.  FINANCIAL CONDITION

Subsequent to September 30, 1997, the Company emerged from the development stage. Revenues since September 30, 1997 have not generated sufficient funds to finance operations. The Company will require additional financing until operations generate adequate cash flow to meet its financial obligations. Management is pursuing various funding alternatives and obtained financing


                             Page F-22
from Zitel as discussed in Notes 10 and 13. Other existing obligations could make it difficult to obtain alternative financing. There can be no assurance that additional financing will be available.

13.  SUBSEQUENT EVENTS

In October 1998, the subordinated convertible note payable to shareholder was amended. The conversion price was reset to $3.00 per share. Principal was scheduled for payment in six equal monthly installments commencing June 30, 1999.

During October, November and December 1998, Zitel loaned the Company $1,200,000, bringing the total of the notes payable to shareholder to $3,200,000 at December 21, 1998. Interest accrues at 7% per annum, and principal and interest are payable on demand.

On October 5, 1998, the Company signed a definitive agreement pursuant to which Zitel would acquire the remaining 68.7% of MatriDigm not currently owned by Zitel in a tax-free exchange of stock, which was to be accounted for as a purchase combination. The MatriDigm shareholders were to receive approximately
0.65 share, of a newly created company, for each MatriDigm share they currently owned. The merger was subject to the approval of the shareholders of the Company and of Zitel and regulatory approval. Under the definitive agreement, Zitel committed to fund the working capital needs of MatriDigm from October 5, 1998 through the date of the closing of the merger, which was expected to be in early calendar year 1999. On December 21, 1998, the Company and Zitel terminated the definitive agreement to acquire the remaining portion of MatriDigm not already owned.

The Company and Zitel have restructured the transaction to provide for the exchange of the notes payable to a shareholder, with a balance of $3,200,000 plus accrued interest, into stock. Upon completion of the exchange, the Zitel's ownership of MatriDigm will increase to approximately 58% on a fully converted basis.

In December 1998, the Company reduced its workforce by almost one-half.
Benefits paid and expenses recorded as a result of this action were $100,000 and zero.


                             Page F-23