Form 10-Q
period 1998-12-31
ZITEL CORP
filed 1999-01-28
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1998

                                or

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 21,907,553.

              ZITEL CORPORATION AND SUBSIDIARIES

                             INDEX

                                                               Page
                                                              Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       December 31, 1998 (unaudited) and September 30, 1998 ..  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three Months
       Ended December 31, 1998 and 1997 ......................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Three Months Ended
       December 31, 1998 and 1997 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations ................................... 12

  Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk ............................... 17

PART II.   Other Information

  Item 1.  Legal Proceedings ................................. 19

  Item 2.  Changes in Securities ............................. 19

  Item 3.  Defaults Upon Senior Securities ................... 19

  Item 4.  Submission of Matters to a Vote of
             Security Holders ................................ 19

  Item 5.  Other Information ................................. 19

  Item 6.  Exhibits and Reports on Form 8-K .................. 29

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)

                                     December 31,  September 30,
                                         1998          1998
                                     (UNAUDITED)
     ASSETS
Current assets:
  Cash and cash equivalents            $ 2,941       $ 6,589
  Accounts receivable, net               6,451         3,579
  Refundable taxes                         212           208
  Other current assets                   1,015           749
                                       -------       -------
    Total current assets                10,619        11,125

Fixed assets, net                        1,138         1,311
Other assets, net                        5,155         5,634
                                       -------       -------
  Total assets                         $16,912       $18,070
                                       -------       -------
                                       -------       -------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 3,861       $ 3,585
  Accrued liabilities                    1,338         1,527
  Deferred revenue                       3,240         2,139
                                       -------       -------
    Total current liabilities            8,439         7,251

Convertible subordinated debenture           -         4,585
                                       -------       -------
    Total liabilities                    8,439        11,836

Shareholders' equity:
  Common stock                          65,589        60,574
  Accumulated deficit                  (57,116)      (54,340)
                                       -------       -------
  Total shareholders' equity             8,473         6,234
                                       -------       -------
  Total liabilities and
    shareholders' equity               $16,912       $18,070
                                       -------       -------
                                       -------       -------

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)

                                             Three Months Ended
                                                December 31,
                                             ------------------
                                               1998      1997
                                              ------    ------
Net sales                                    $ 5,900   $ 7,363
Royalty revenue                                    -       583
                                             -------   -------
  Total revenue                                5,900     7,946
Cost and expenses:
  Cost of goods sold                           2,222     3,456
  Research and development expenses              615     1,988
  Selling, general & administrative expenses   3,887     6,678
  Loss from unconsolidated company             1,512         -
                                             -------   -------
  Operating loss                              (2,336)   (4,176)

Other expense                                    440       320
                                             -------   -------
  Loss before income taxes                    (2,776)   (4,496)
Benefit from income taxes                          -         -
                                             -------   -------
  Net loss                                   $(2,776)  $(4,496)
                                             -------   -------
                                             -------   -------

Basic and diluted net loss per share         $  (.13)  $  (.29)
                                             -------   -------
                                             -------   -------

Shares used in basic and diluted
  per share calculation                       21,378    15,704
                                             -------   -------
                                             -------   -------

The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                           (UNAUDITED)

                                                         Three Months Ended
                                                             December 31,
                                                           1998       1997
                                                         --------   -------
Cash flows provided by (used in) operating activities:
  Net loss                                               $(2,776)   $(4,496)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Loss from unconsolidated company                       1,512          -
    Discount amortization on subordinated debenture          273        222
    Interest accrued on convertible
     subordinated debenture                                  327          -
    Depreciation and amortization                            484        743
    Provision for doubtful accounts                          (80)        51
    Provision for inventory allowances                         -        120
    Change in operating assets and liabilities:
    Increase in accounts receivable                       (2,792)    (1,895)
    Refundable income taxes                                   (4)         -
    Decrease in inventories                                    -        672
    Increase in other current assets                        (266)        (8)
    Increase (decrease) in accounts payable                  276       (689)
    Increase (decrease) in accrued liabilities              (189)       281
    Deferred revenue                                       1,101        366
                                                         -------    -------
 Net cash used in operating activities                    (2,134)    (4,633)
                                                         -------    -------
Cash flows provided by (used in)
  investing activities:
    Acquisition of fixed assets                              (49)      (370)
    Investment in unconsolidated company                  (1,512)    (1,473)
    Proceeds from sale of short-term investments               -      9,596
    Capitalized software development costs                  (100)      (209)
    Purchased technology                                       -       (550)
    Decrease in other assets                                  44         15
                                                         -------    -------
 Net cash provided by (used in)
  investing activities                                    (1,617)     7,009
                                                         -------    -------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)
                          (UNAUDITED)

                                                  Three Months Ended
                                                      December 31,
                                                     1998      1997
                                                   -------   -------
Cash flows provided by financing activities:
   Issuance of common stock                        $   103   $   524
                                                   -------   -------
 Net cash provided by financing activities             103       524
                                                   -------   -------
 Net increase (decrease) in cash                    (3,648)    2,900
Cash and cash equivalents, beginning of year         6,589     4,224
                                                   -------   -------
Cash and cash equivalents, end of period           $ 2,941   $ 7,124
                                                   -------   -------
                                                   -------   -------

Supplemental non-cash investing and
 financing activities:
  Conversion of subordinated debenture and
    accrued interest                               $ 4,912   $ 1,427
                                                   -------   -------
                                                   -------   -------

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results expected for the full year.

2.  Recent Accounting Pronouncements:
    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the quarters ended December 31, 1998 and 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The Company is evaluating the impact SFAS No. 131 will have on its disclosure requirements for the fiscal year 1999 annual financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, but the Company believes there will not be a significant impact.

    On October 27, 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". SOP 97-2, as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998, establishes the standard for the appropriate recognition of software revenue. The Company has adopted SOP 97-2, as amended, effective October 1, 1998 and it has been determined that there was no material impact to the adoption.

    In December 1998, The Accounting Standards Executive Committee (AcSEC) released SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

    The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

    AICPA SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", issued on March 4,1998, is effective for the Company in fiscal year 1999. There has not been a significant impact upon adoption.

3.  Other Assets:
    Other assets consist of the following:

                                     December 31,   September 30,
                                         1998            1998
                                     ------------   -------------
    Goodwill                            $2,754          $2,768
    Purchased technology                 2,588           2,588
    Other assets                         1,687           1,890
    Less accumulated amortization       (1,874)         (1,612)
                                        ------          ------
                                        $5,155          $5,634
                                        ------          ------
                                        ------          ------

4.  Investment in Unconsolidated Company:
    During the quarter ended December 31, 1998, the Company advanced $1.5 million in short-term notes to MatriDigm Corporation. Because of the uncertainties in MatriDigm Corporation's future and its ability to generate sufficient operating cash flows, the Company has fully reserved the short-term notes and related interest as of December 31, 1998.

    The following is a summary of financial information with respect to MatriDigm for the quarters ended December 31, 1998 and 1997, respectively:

                                            1998       1997
                                           ------     ------
     Net sales                             $  845     $  903
     Gross profit                             216        248
     Loss before one-time merger costs      2,760      3,631
     Net loss                               3,460      3,631

5.  3% Convertible Subordinated Debentures:
    On June 16, 1998, the Company issued $10 million principal amount of 3% Convertible Subordinated Debentures (the "Debentures") which were due June 15, 1999, and five-year common stock purchase warrants to acquire 150,000 shares of the Company's common stock. The Debentures accrued interest at the rate of 3% per annum and principal and accrued interest were convertible into Common Stock of the Company at a price of $3.92625.

    The current quarter includes a charge to interest expense in the amount of $273 thousand and $300 thousand, respectively, related to the amortization of the debt issuance costs on the 3% convertible subordinated debentures and the amortization of the discount. As of November 1998, the debentures have been fully converted.

6.  Common Stock:

    Common stock activity for the period from September 30, 1998 through December 31, 1998 is as follows:

                                             Common Stock     Common Stock
                                                Shares           Amount
                                             ------------     ------------
    Balance at September 30, 1998               20,601           $60,574
    Conversion of subordinated debenture         1,251             4,912
    Exercise of stock options                       56               103
                                                ------           -------
    Balance at December 31, 1998                21,908           $65,589
                                                ------           -------
                                                ------           -------

7.  Income Taxes:
    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the favorable tax attributes.

8.  Earnings Per Share (EPS):
    The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS No. 128.

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                              Three months ended
                                                 December 31,
                                              ------------------
                                                l998       1997
                                              -------    -------
Numerator - Basic and Diluted EPS
  Net loss                                    $(2,776)   $(4,496)
                                              -------    -------
                                              -------    -------
Denominator - Basic EPS
  Common stock outstanding                     21,378     15,704
  Common equivalent stock                           -          -
                                              -------    -------
                                               21,378     15,704
                                              -------    -------
Basic loss per share                          $  (.13)   $  (.29)
                                              -------    -------
                                              -------    -------

Denominator - Diluted EPS
  Denominator - Basic EPS                      21,378     15,704
  Effect of Dilutive Securities:
    Common stock options                            -          -
    Convertible preferred stock                     -          -
                                              -------    -------
                                               21,378     15,704
                                              -------    -------
Diluted loss per share                        $  (.13)   $  (.29)
                                              -------    -------
                                              -------    -------

     For the quarters ended December 31, 1998 and 1997, respectively, options to purchase 124 thousand and 749 thousand shares were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. In addition, had the subordinated debt been converted, it would have resulted in approximately 2,639,000 shares for the three months ended December 31, 1997. These shares were not included in the computation due to their anti-dilutive effect.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $2,776,000 ($0.13 per share) for the first quarter of fiscal 1999, ended December 31, 1998, compared with a net loss of $4,496,000 ($0.29 per share) for the same quarter of the prior year. Total revenue for the current quarter was $5,900,000 versus total revenue of $7,946,000 for the same period a year earlier. Prior year revenue included $3,187,000 in sales and services related to the storage business unit, which was disposed of in the third quarter of fiscal 1998, and $583,000 in royalty revenue which terminated in April 1998. Revenue from Datametrics Systems increased 30% to $5,421,000 during the quarter from $4,169,000 for the same quarter of the prior year. European subsidiaries accounted for 34 percent and 24 percent of revenues for the quarters ended December 31, 1998 and 1997, respectively.

Gross margin for the quarter ended December 31, 1998 was 62% of net sales compared to 57% of net sales for the same quarter of the prior year. The improvement in gross margin percentage is primarily attributable to product mix as a result of increased net sales of software. Partially offsetting the improvement in the gross margin percentage was the lack of royalty income in the current quarter. Royalty revenue of $583,000 in the first fiscal quarter of the prior year had no related costs and thus improved the gross margin percentage. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the mix of products sold, the price of products sold and price competition.

Research and development expenses for the quarter ended December 31, 1998 were 10% of total revenue compared to 25% for the same period of the prior year. Actual spending decreased $1,373,000, primarily as a result of disposing of the storage business unit in July 1998.

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 1998 were 66% of total revenue versus 84% for the same period a year earlier. Actual spending decreased $2,791,000. The decrease is primarily attributable to elimination of the expenses of the storage business unit, which was disposed of in July 1998. The improvement in SG&A expense was partially offset by a $758,000 charge to expense associated with the terminated merger agreement with MatriDigm Corporation ("MatriDigm").

The Company charged $1,512,000 to expense as a loss from unconsolidated company. Because of the uncertainties in MatriDigm's future and its ability to generate sufficient operating cash flows, the Company reserved 100% of the funds advanced to MatriDigm during the quarter.

Other expense was $440,000 for the quarter just ended versus $320,000 in the same quarter of the prior year. For the current quarter, other expense included $542,000 interest expense related to the convertible subordinated debentures, partially offset by interest income of $91,000. For the comparable quarter of the prior year, other expense included $494,000 interest expense related to the convertible subordinated debentures, partially offset by interest income of $168,000.

Liquidity and Capital Resources

For the quarter ended December 31, 1998, working capital decreased $1,694,000 and cash flows used in operating activities totaled $2,134,000. The utilization of cash in operating activities resulted primarily from the net loss of $2,776,000, an increase in accounts receivable of $2,792,000 offset partially by loss from unconsolidated company of $1,512,000 and an increase in deferred revenue of $1,101,000. During the quarter, net cash used for investing activities was $1,617,000, which included an additional investment of $1,512,000 in MatriDigm, which was fully reserved. Net cash provided by financing activities was $103,000 from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the quarters ended December 31, 1998 and 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The Company is evaluating the impact SFAS No. 131 will have on its disclosure requirements for the fiscal year 1999 annual financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, but the Company believes there will not be a significant impact.

On October 27, 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2,

"Software Revenue Recognition". SOP 97-2, as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998, establishes the standard for the appropriate recognition of software revenue. The Company has adopted SOP 97-2, as amended, effective October 1, 1998 and it has been determined that there was no material impact to the adoption.

In December 1998, The Accounting Standards Executive Committee (AcSEC) released SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition', with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

The provisions of SOP 98-9 that extend the referral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

AICPA SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", issued on March 4,1998, is effective for the Company in fiscal year 1999. There has not been a significant impact upon adoption.

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

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At December 31, 1998, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.











==============================================================================
This Report on Form 10-Q contains forward-looking statements which are made in reliance on the Safe Harbor provisions of the Private Securities Litigation Reform Act. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Certain of these risks and uncertainties are discussed herein under the section "Risk Factors" and elsewhere in this Report as well in the Company's other filings with the Securities and Exchange Commission.





_______________________________________________________________________________
Zitel is a registered trademark of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

           None

  Item 2.  Changes in Securities

           None

  Item 3.  Defaults Upon Senior Securities

           None

  Item 4.  Submission of Matters to a Vote of Security Holders

           The Company did not submit any matters to a vote of security holders during the first quarter of the fiscal year ended September 30, 1999.

  Item 5.  Other Information

                          Risk Factors

Recent Levels of Net Sales Have Been Insufficient

In recent years, Zitel has not generated net sales sufficient to produce an operating profit and has relied on a stream of royalty payments under an agreement with IBM Corporation and significant financings to support its activities. In April 1998, Zitel and IBM entered into an agreement whereby IBM stopped paying royalties to the Company in exchange for a lump sum payment amounting to $740,000. Zitel sustained substantial operating losses and net losses in fiscal 1997 and 1998 and in the first quarter of fiscal 1999. Zitel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

For the first quarter of fiscal year 1999, the Company reported a net loss of $2,776,000. During the Company's 1998 fiscal year, the Company has reported a total net loss of $43,205,000. The

Company reported a total net loss of $17,501,000 in fiscal 1997 and total net income of $4,049,000 in fiscal 1996.

While the Company has taken a number of steps to attempt to return to profitability, there is no assurance that it will be successful. A significant portion of the recent losses were caused by the operations of the Company's former storage systems business unit; in July 1998, the Company sold that business unit. The Company is in the process of attempting to sublease its Fremont, California, headquarters and move to substantially smaller and less costly premises. There is no assurance that the Company will not incur significant costs in addition to $750,000 reserved for excess facility capacity in the third quarter of fiscal year 1998.

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

Fluctuations in Quarterly Results

Zitel's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

 - The level of competition, the size, timing, cancellation or rescheduling of significant orders;

 - Market acceptance of new products and product enhancements;

 - New product announcements or introductions by Zitel's competitors;

 - Deferrals of customer orders in anticipation of new products or product enhancements;

 - Changes in pricing by Zitel or its competitors;

 - The ability of Zitel to develop, introduce and market new products and product enhancements on a timely basis;

 - Zitel's success in expanding its sales and marketing programs;

 - Technological changes in the market for Zitel's products;

 - Product mix and the mix of sales among Zitel's sales channels;

 - Levels of expenditures on research and development;

 - Changes in Zitel's strategy; personnel changes; and,

 - General economic trends and other factors.

Due to all of the foregoing factors, Zitel believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

Investment in MatriDigm Corporation

At September 30, 1998, the Company had invested approximately $7,400,000 to acquire approximately 31% interest in MatriDigm, a private company organized to provide COBOL software maintenance and re-engineering services for users of IBM mainframe computer systems. In addition, the Company has demand notes in the amount of $2,000,000 and has guaranteed a bank guarantee of $1,000,000. At September 30, 1998, the Company has written off its investment and fully reserved the demand notes and the bank guarantee. In the quarter ended December 31, 1998, the Company advanced an additional $1,500,000 and has fully reserved the additional advance. In October 1998, the Company entered into an agreement to acquire the balance of MatriDigm, which agreement has since been terminated. The Company paid $250,000 on January 21, 1999 for a non-exclusive, royalty-bearing license for the MatriDigm technology. The Company has continued to explore possible transactions to acquire the balance of MatriDigm but there is no assurance that such a transaction can be consummated.

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

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock has been subject to extreme volatility during fiscal 1997 and 1998, as the closing bid price has ranged between a low of 10 7/8 and a high of 61 1/4 and a low of 2 7/32 and a high of 23 5/8, respectively. In the first quarter of fiscal 1999, such price ranged between a low of 2 7/32 and a high of 6 29/64. Zitel believes that one of the reasons for this volatility is rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm.

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

The Company's solution services business unit relies primarily on proprietary technology developed and owned by MatriDigm and the prospects for the business unit are dependent on the ability of MatriDigm to maintain and expand a toolset which provides a relative advantage over competing Year 2000 conversion service providers for IBM COBOL. In the event that the MatriDigm toolset does not achieve significant market acceptance, the business of the solution services business unit would be materially and adversely affected.

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


  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit 27 - Financial Data Schedule

           (b)  Reports

                December 31, 1998 - Other Events -
                Termination of the Agreement and Plan of Reorganization and Merger dated as of October 5, 1998 by and among the Company, Millennium Holding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Holdco"), Millennium Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Holdco, Zenith Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Holdco, and MatriDigm Corporation, a California corporation ("MatriDigm").

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  January 28, 1999           /s/ Henry C. Harris
                                  Henry C. Harris
                                  Chief Financial Officer