Form 10-Q/A
period 1998-06-30
ZITEL CORP
filed 1999-02-16
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10-Q/A

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

                                or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-12194

                         ZITEL CORPORATION
     (Exact name of Registrant as specified in its charter)



           California                        94-2566313
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)       Identification No.)

     47211 Bayside Parkway                   94538-6517
      Fremont, California                    (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (510) 440-9600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ---     ---

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

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations ................................. 14

                  ZITEL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)

                                      (UNAUDITED)
                                        June 30,  September 30,
                                         1998         1997
                                      ----------- -------------
     ASSETS
Current assets:
  Cash and cash equivalents            $ 11,751      $  4,224
  Short-term investments                      0         9,596
  Accounts receivable, net                3,762         6,547
  Inventories                               207         3,050
  Deferred and refundable taxes             208         3,540
  Other current assets                    1,935           993
                                       --------      --------
    Total current assets                 17,863        27,950

Fixed assets, net                         1,442         3,700
Intangible assets, net                    4,581         5,846
Other assets, net                         9,396        11,798
                                       --------      --------
  Total assets                         $ 33,282      $ 49,294
                                       --------      --------
                                       --------      --------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  4,200      $  4,768
  Accrued liabilities                     4,523         4,419
                                       --------      --------
    Total current liabilities             8,723         9,187
Convertible subordinated debt            15,372        24,161
                                       --------      --------
    Total liabilities                    24,095        33,348
                                       --------      --------
Shareholders' equity:
  Common stock                           48,835        27,081
  Accumulated deficit                   (39,648)      (11,135)
                                       --------      --------
  Total shareholders' equity              9,187        15,946
                                       --------      --------
  Total liabilities and
    shareholders' equity               $ 33,282      $ 49,294
                                       --------      --------
                                       --------      --------

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)
                (In thousands except per share data)

                          Three Months Ended   Nine Months Ended
                               June 30,            June 30,
                          ------------------  ------------------
                            1998      1997      1998      1997
                          --------  --------  --------  --------
Net sales                 $  4,591  $  2,215  $ 16,137  $  7,057
Royalty revenue                749     1,137     1,541     4,651
                          --------  --------  --------  --------
  Total revenue              5,340     3,352    17,678    11,708
Cost of goods sold           4,445     1,707    10,240     6,243
Research and development
  expenses                   1,616     1,671     5,567     4,906
Selling, general &
  administrative expenses    7,614     3,291    19,474     8,789
Loss on impairment
  of assets                  1,956         0     1,956         0
Acquisition of
  in-process R&D                 0     6,600         0     6,600
                          --------  --------  --------  --------
  Operating loss           (10,291)   (9,917)  (19,559)  (14,830)

Interest expense             1,401     1,397     2,409     1,397
Other (income) expense         288      (234)       (2)   (1,269)
                          --------  --------  --------  --------
Loss before income taxes   (11,980)  (11,080)  (21,966)  (14,958)
Provision for (benefit
  from) income taxes         6,547    (3,107)    6,547    (4,503)
                          --------  --------  --------  --------
Net loss                  $(18,527) $ (7,973) $(28,513) $(10,455)
                          --------  --------  --------  --------
                          --------  --------  --------  --------

Basic and diluted loss
  per share               $  (1.07) $   (.52) $  (1.73) $   (.69)
                          --------  --------  --------  --------
                          --------  --------  --------  --------

Number of shares used in
  basic and diluted loss
  per share calculations    17,235    15,280    16,528    15,157
                          --------  --------  --------  --------
                          --------  --------  --------  --------

The accompanying notes are an integral part of these financial statements.
                                Page 4

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)

                                                              (UNAUDITED)
                                                          Nine Months Ended
                                                                June 30,
                                                            1998      1997
                                                          --------  --------
Cash flows provided by (used in) operating activities:
  Net loss                                                $(28,513) $(10,455)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Acquisition of in-process R&D                                0     6,600
    Decrease (increase) in deferred and
     refundable taxes                                        6,509    (4,745)
    Loss on impairment of assets                             1,956         0
    Writedown of inventory                                   1,655         0
    Writeoff of patents                                        387         0
    Adjustment of goodwill and purchased technology            658         0
    Discount amortization on subordinated debentures         1,111     1,204
    Amortization of capitalized financing costs                672         0
    Depreciation and amortization                            2,338       923
    Provision for doubtful accounts                            155       147
    Provision for inventory allowances                         160       360
    Gain on sale of trading securities                           0      (777)
    Equity in loss of unconsolidated company                   410         0
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable               2,630    (1,642)
    Decrease in inventories                                  1,028       469
    Increase in other current assets                          (942)     (192)
    Increase (decrease) in accounts payable                   (568)    2,000
    Increase in accrued liabilities                            719     1,764
                                                          --------  --------
 Net cash used in operating activities                      (9,635)   (4,344)
                                                          --------  --------
Cash flows provided by (used in) investing activities:
    Purchase of fixed assets                                  (549)   (1,980)
    Purchase of other assets                                (1,180)     (618)
    Investment in unconsolidated company                    (1,510)   (2,024)
    Proceeds from sale of marketable securities              9,596     3,159
    Purchase of companies, net of cash acquired                  0   (11,062)
                                                          --------  --------
 Net cash provided by (used in)
  investing activities                                       6,357   (12,525)
                                                          --------  --------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                              (UNAUDITED)
                                                          Nine Months Ended
                                                                June 30,
                                                            1998       1997
                                                          --------   -------
Cash flows provided by financing activities:
   Issuance of common stock                                $ 1,238   $ 1,200
   Issuance of subordinated debentures                       9,567    23,795
                                                           -------   -------
 Net cash provided by financing activities                  10,805    24,995
                                                           -------   -------
 Net increase in cash                                        7,527     8,126
Cash and cash equivalents, beginning of year                 4,224     9,216
                                                           -------   -------
Cash and cash equivalents, end of period                   $11,751   $17,342
                                                           -------   -------
                                                           -------   -------

Supplemental non-cash investing and financing activities:

  Issuance of common stock in business combination         $     0   $ 1,200
                                                           -------   -------
                                                           -------   -------

  Professional costs incurred in placement of
    subordinated debentures                                $   558   $ 1,205
                                                           -------   -------
                                                           -------   -------

  Conversion of 5% subordinated debt and
    accrued interest                                       $18,791   $     0
                                                           -------   -------
                                                           -------   -------

  Common stock purchase warrants                           $   614   $     0
                                                           -------   -------
                                                           -------   -------

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

    American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or
Obtained for Internal Use", issued on March 4, 1998, will be effective for the Company in fiscal year 1999. The Company believes there will not be a significant impact upon adoption.

3.  Inventories:

                               June 30,        September 30,
                                 1998              1997
                               --------        -------------
     Raw materials              $    0            $  953
     Work in process                 0               576
     Finished goods                207             1,521
                                ------            ------
                                $  207            $3,050
                                ------            ------
                                ------            ------

    Inventory at June 30, 1998, consists primarily of finished goods inventory related to the Company's Year 2000 Services business. During the quarter, the Company wrote inventory down to its net realizable value and incurred a related write-off of $1,655 thousand in anticipation of the sale of the storage business unit, which efforts began during the current quarter and was finalized on July 24, 1998.

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

                                       June 30,     September 30,
                                        1998            1997
                                       --------     -------------
    Goodwill                            $3,018          $3,242
    Purchased technology                 2,588           2,862
    Less accumulated amortization       (1,025)           (258)
                                        ------          ------
                                        $4,581          $5,846
                                        ------          ------
                                        ------          ------

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

    The following is a summary of financial information with respect to MatriDigm:

                        Three months ended     Nine months ended
                             June 30,               June 30,
                        ------------------    -------------------
                          1998      1997         1998      1997
                        --------  --------    --------- ---------
     Net sales          $ 2,085   $     -     $  3,975  $      -
     Gross profit         1,218         -        1,478         -
     Net loss            (3,059)   (4,518)     (10,484)  (10,086)

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

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                      Three Months Ended  Nine Months Ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        l998      1997      1998     1997
                                      --------  --------  --------  --------
Numerator - Basic and Diluted EPS
  Net loss                            $(18,527) $ (7,973) $(28,513) $(10,455)
                                      --------  --------  --------  --------
                                      --------  --------  --------  --------
Denominator - Basic EPS
  Common stock outstanding              17,235    15,280    16,528    15,157
  Common equivalent stock                    0         0         0         0
                                      --------  --------  --------  --------
                                        17,235    15,280    16,528    15,157
                                      --------  --------  --------  --------
Basic loss per share                  $  (1.07) $   (.52) $  (1.73) $   (.69)
                                      --------  --------  --------  --------
                                      --------  --------  --------  --------

Denominator - Diluted EPS
  Denominator - Basic EPS               17,235    15,280    16,528    15,157
  Effect of Dilutive Securities:
    Common stock options                     0         0         0         0
    Convertible preferred stock              0         0         0         0
                                      --------  --------  --------  --------
                                        17,235    15,280    16,528    15,157
                                      --------  --------  --------  --------
Diluted loss per share                $  (1.07) $   (.52) $  (1.73) $   (.69)
                                      --------  --------  --------  --------
                                      --------  --------  --------  --------

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

    Fixed assets in the amount of $1.2 million and deferred software and related implementation costs of $767 thousand, which related to manufacturing modules that would no longer be used, were taken as a loss on impairment of assets during the three months ended June 30, 1998. Inventory in the amount of $1.7 million and patents in the amount of $389 thousand were charged against cost of sales.

    Due to the excess facility capacity resulting from the sale of the storage business unit, a reserve in the amount of $750 thousand was recorded in selling, general and administrative expense during the three months ended June 30, 1998. In addition, a reserve of $1.0 million was recorded in selling, general and administrative expense for the severance costs of the storage business unit personnel.

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

12. Common Stock:

    Common stock activity for the period from September 30, 1997 through June 30, 1998 is as follows:

                                             Common Stock     Common Stock
                                                Shares           Amount
                                             ------------     ------------
    Balance at September 30, 1997               15,603           $27,081
    Conversion of subordinated debentures        1,867            20,516
    Exercise of stock options                      297             1,238
                                                ------           -------
    Balance at June 30, 1998                    17,767           $48,835
                                                ------           -------
                                                ------           -------

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

Liquidity and Capital Resources

During the nine-month period ended June 30, 1998, working capital decreased $9,623,000 and cash flow utilized by operating activities was $9,635,000.
The utilization of cash in operating activities resulted primarily from the net loss of $28,513,000. This was partially offset by the reduction in deferred and refundable taxes of $6,509,000, a decrease in accounts receivable of $2,630,000 due to a decline in sales of the storage business unit, a decrease in inventory of $1,028,000 because of reserves taken against inventory related to the storage business unit which was in the process of being sold, a loss on impairment of assets in the amount of $1,956,000 related to the planned sale of the storage business unit, and depreciation and amortization in the amount of $2,338,000.

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

American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", issued on March 4, 1998, will be effective for the Company in fiscal year 1999. The Company believes there will not be a significant impact upon adoption.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
This report contains forward-looking statements which are subject to uncertainties, including those contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

-------------------------------------------------------------------------------

Zitel is a registered trademark of Zitel Corporation. All other product names and brand names are trademarks or registered trademarks of their respective holders.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  February 16, 1999          /s/ Henry C. Harris
                                  ------------------------------
                                  Henry C. Harris
                                  Chief Financial Officer