Form 10-Q
period 1999-03-31
ZITEL CORP
filed 1999-05-10
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

                                or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1999 was 21,911,553.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX

                                                               Page
                                                              Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1999 (unaudited) and September 30, 1998 .....  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months
        Ended March 31, 1999 and 1998 ........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 1999 and 1998 ...............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .................................. 13

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk ................................. 19

PART II.   Other Information

  Item 1.  Legal Proceedings ................................. 20

  Item 2.  Changes in Securities ............................. 20

  Item 3.  Defaults Upon Senior Securities ................... 20

  Item 4.  Submission of Matters to a Vote of
           Security Holders .................................. 20

  Item 5.  Other Information ................................. 21

  Item 6.  Exhibits and Reports on Form 8-K .................. 31

                  ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's)

                                       March 31,  September 30,
                                         1999         1998
                                     (UNAUDITED)
     ASSETS
Current assets:
  Cash and cash equivalents            $ 6,254       $ 6,589
  Accounts receivable, net               4,202         3,579
  Refundable taxes                         213           208
  Other current assets                   1,528           749
                                       -------       -------
    Total current assets                12,197        11,125

Fixed assets, net                        1,027         1,311
Other assets, net                        5,352         5,634
                                       -------       -------
  Total assets                         $18,576       $18,070
                                       =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 2,299       $ 3,585
  Accrued liabilities                    1,449         1,527
  Deferred revenue                       2,835         2,139
                                       -------       -------
    Total current liabilities            6,583         7,251

Convertible subordinated debenture       4,892         4,585
                                       -------       -------
    Total liabilities                   11,475        11,836

Shareholders' equity:
  Common stock                          66,280        60,574
  Accumulated deficit                  (59,179)      (54,340)
                                       -------       -------
  Total shareholders' equity             7,101         6,234
                                       -------       -------
  Total liabilities and
    shareholders' equity               $18,576       $18,070
                                       =======       =======

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)

                           Three Months Ended   Six Months Ended
                                March 31,          March 31,
                           ------------------  -----------------
                              1999     1998      1999      1998
                            -------  -------   -------   -------
Net sales                   $ 4,239  $ 4,183   $10,139   $11,546
Royalty revenue                   -      210         -       792
                            -------  -------   -------   -------
  Total revenue               4,239    4,393    10,139    12,338
Cost and expenses:
  Cost of goods sold          1,451    2,339     3,673     5,795
  Research and development
    expenses                    653    1,963     1,268     3,951
  Selling, general &
    administrative expenses   3,663    5,182     7,550    11,860
  Loss from unconsolidated
    company                       -        -     1,512         -
                            -------  -------   -------   -------
  Operating loss             (1,528)  (5,091)   (3,864)   (9,268)

Other expense                   535      399       975       719
                            -------  -------   -------   -------
Net loss                    $(2,063) $(5,490) $ (4,839)  $(9,987)
                            =======  =======   =======   =======

Basic and diluted net loss
  per share                 $  (.09) $  (.33)  $  (.22)  $  (.62)
                            =======  =======   =======   =======

Shares used in basic and
  diluted per share
  calculation                21,908   16,646    21,643    16,175
                            =======  =======   =======   =======

The accompanying notes are an integral part of these financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)

                                                                (UNAUDITED)
                                                             Six Months Ended
                                                                 March 31,
                                                              1999       1998
                                                            --------   --------
Cash flows provided by (used in) operating  activities:
  Net loss                                                  $(4,839)   $(9,987)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Loss from unconsolidated company                          1,512          -
    Discount on subordinated debenture                          555          -
    Interest accrued on convertible
     subordinated debenture                                     347          -
    Amortization of capitalized financing costs                 308        482
    Depreciation and amortization                             1,040      1,530
    Provision for doubtful accounts                             (33)       102
    Provision for inventory allowances                            -        160
    Change in operating assets and liabilities:
    Increase (decrease) in accounts receivable                 (590)     1,393
    Refundable income taxes                                      (5)        (6)
    Decrease in inventories                                       -        975
    Increase in other current assets                           (779)      (188)
    Decrease in accounts payable                             (1,286)    (1,971)
    Decrease in accrued liabilities                             (78)      (721)
    Deferred revenue                                            696        989
                                                            -------    -------
 Net cash used in operating activities                       (3,152)    (7,242)
                                                            -------    -------
Cash flows provided by (used in)
 investing activities:
    Acquisition of fixed assets                                (109)      (477)
    Investment in unconsolidated company                     (1,512)    (1,495)
    Proceeds from sale of short-term investments                  -      9,596
    Capitalized software development costs                     (219)      (233)
    Purchased technology                                       (250)         -
    Decrease in (purchase of) other assets                       15       (629)
                                                            -------    -------
 Net cash provided by (used in)
  investing activities                                       (2,075)     6,762
                                                            -------    -------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                      (UNAUDITED)
                                                   Six Months Ended
                                                       March 31,
                                                    1999       1998
                                                  --------   -------
Cash flows provided by financing activities:
   Issuance of common stock                        $   110   $   671
   Issuance of subordinated debentures               4,782         -
                                                   -------   -------
 Net cash provided by financing activities           4,892       671
                                                   -------   -------
 Net increase (decrease) in cash                      (335)      191
Cash and cash equivalents, beginning of year         6,589     4,224
                                                   -------   -------
Cash and cash equivalents, end of period           $ 6,254   $ 4,415
                                                   =======   =======

Supplemental non-cash investing and
 financing activities:
  Capitalized financing costs                      $   218   $     -
                                                   =======   =======
  Common stock purchase warrants                   $   128   $     -
                                                   =======   =======
  Conversion of subordinated debentures
    and accrued interest                           $ 4,912   $15,313
                                                   =======   =======

The accompanying notes are an integral part of these financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

2.  Recent Accounting Pronouncements:
    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the three and six months ended March 31, 1999 and 1998.

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

3.  Other Assets:
    Other assets consist of the following:

                                       March 31,    September 30,
                                         1999            1998
                                     ------------   -------------
    Goodwill                            $2,754          $2,768
    Purchased technology                 2,588           2,588
    Other assets                         2,269           1,890
    Less accumulated amortization       (2,259)         (1,612)
                                        ------          ------
                                        $5,352          $5,634
                                        ======          ======

4.  Investment in Unconsolidated Company:
    The following is a summary of financial information with respect to MatriDigm for the three and six months ended March 31, 1999 and 1998, respectively:

                                       Three months ended   Six months ended
                                            March 31,           March 31,
                                         1999     1998        1999     1998
                                        ------   ------      ------   ------
    Net sales                           $  762   $  987      $1,607   $1,890
    Gross profit                           351       13         567      261
    Loss before one-time merger costs    1,802    3,795       4,562    7,425
    Net loss                             1,802    3,795       5,262    7,425

5.  3% Convertible Subordinated Debentures dated June 16, 1998:
    For the six months ended March 31, 1999, approximately $4.9 million was converted into 1.25 million shares of common stock at an average price of $3.92625 per share. As of November 1998, the debentures had been fully converted.

6.  3% Convertible Subordinated Debentures dated February 3, 1999:
    On February 3, 1999, the Company issued $5 million principal amount of 3% Convertible Subordinated Debentures (the "Debentures") which automatically converts on February 1, 2000, and five-year common stock purchase warrants to acquire 75,000 shares of the Company's common stock. The Debentures accrue interest at the rate of 3% per annum and principal and accrued interest are convertible into Common Stock of the Company at a price of $2.25.

    The current quarter includes a charge to interest expense in the amount of $78 thousand and $555 thousand, respectively, related to the amortization of the debt issuance costs on the 3% convertible subordinated debentures and the expense of the discount. As of March 31, 1999, there have been no conversions of the debentures.

7.  Common Stock:

    Common stock activity for the period from September 30, 1998 through March 31, 1999 is as follows:

                                             Common Stock     Common Stock
                                                Shares           Amount
                                             ------------     ------------
    Balance at September 30, 1998               20,601           $60,574
    Conversion of subordinated debentures        1,251             4,912
    Exercise of stock options                       60               110
    Common stock warrants and
      discount on subordinated debentures            -               684
                                                ------           -------
    Balance at March 31, 1999                   21,912           $66,280
                                                ======           =======

8.  Income Taxes:
    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the favorable tax attributes.

9.  Earnings Per Share (EPS):
    The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS No. 128.

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                      Three Months Ended Six Months Ended
                                           March 31,         March 31,
                                      ------------------ ----------------
                                        l999      1998     1999     1998
                                      -------   -------  -------  -------
                                          (unaudited)       (unaudited)
Numerator - Basic and Diluted EPS
  Net loss                            $(2,063)  $(5,490) $(4,839) $(9,987)
                                      =======   =======  =======  =======
Denominator - Basic EPS
  Common stock outstanding             21,908    16,646   21,643   16,175
  Common equivalent stock                   -         -        -        -
                                      -------   -------  -------  -------
                                       21,908    16,646   21,643   16,175
                                      -------   -------  -------  -------
Basic loss per share                  $  (.09)  $  (.33) $  (.22) $  (.62)
                                      =======   =======  =======  =======

Denominator - Diluted EPS
  Denominator - Basic EPS              21,908    16,646   21,643   16,175
  Effect of Dilutive Securities:
    Common stock options                    -         -        -        -
    Convertible preferred stock             -         -        -        -
                                      -------   -------  -------  -------
                                       21,908    16,646   21,643   16,175
                                      -------   -------  -------  -------
Diluted loss per share                $  (.09)  $  (.33) $  (.22) $  (.62)
                                      =======   =======  =======  =======

    For the quarter and six-month period ended March 31, 1999, options to purchase 92 thousand and 108 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and six-month period ended March 31, 1998, options to purchase 738 thousand and

744 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. In addition, had the subordinated debt been converted, it would have resulted in approximately 2,222 thousand for the three and six months ended March 31, 1999. These shares were not included in the computation due to their anti-dilutive effect.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $2,063,000 ($0.09 per share) for the quarter ended March 31, 1999 compared with a net loss of $5,490,000 ($0.33 per share) for the same quarter of the prior year. Included in the current quarter are costs related to the convertible subordinated debentures of $633,000. Weighted average shares outstanding for the current quarter were 21,908,000 compared to 16,646,000 for the same quarter of the prior year. For the six months ended March 31, 1999, the net loss was $4,839,000 ($0.22 per share) compared with a net loss of $9,987,000 ($0.62 per share) for the same period a year earlier. Year-to-date weighted average shares were 21,643,000 versus 16,175,000 in the prior year.

Total revenue for the current quarter was $4,239,000 versus total revenue of $4,393,000 for the same quarter of the prior year, a decrease of $154,000. The prior year included revenue of $1,608,000 related to the storage business unit, which was disposed of in the third quarter of fiscal year 1998, and royalties in the amount of $210,000, which terminated in April 1998. Revenue from the Datametrics business unit was $3,951,000 in the current quarter, an increase of 54% from the same quarter of the prior year. For the six months ended March 31, 1999, total revenue was $10,139,000 versus total revenue of $12,338,000 for the same period of the prior year, a decrease of $2,199,000. Included in the prior year was revenue and royalties related to the storage business unit of $4,795,000 and $792,000, respectively. Revenue from the Datametrics business unit was $9,372,000 for the six months just ended, an increase of 39% from the same period in the prior year.

Gross margin as a percent of net sales was 66% for the quarter ended March 31,1999 compared to 44% for the same quarter of the prior year. For the six-month period ended March 31, 1999, gross margin was 64% versus 50% for the same period of the prior year. The improvement in the gross margin percentage during the current quarter and six-month period is primarily attributable to product mix as a result of net sales generated by the software business unit. Future gross margins may be affected by several factors including the mix of products sold, the price of products sold, and price competition.

Research and development expenses for the quarter ended March 31, 1999, were 15% of total revenue compared with 45% for the same quarter of the prior year. Actual spending decreased $1,310,000. For the six-month period just ended, research and development expenses were 13% of total revenue compared with 32% for the same period of the prior year. Actual spending decreased $2,683,000. The decrease in spending during both periods is the result of the sale of the storage business unit in July 1998.

Selling, general and administrative (SG&A) expenses were 86% of total revenue for the current quarter versus 118% for the same quarter of the prior year. Actual spending decreased $1,519,000. For the six-month period just ended, SG&A expenses were 74% of total revenue compared with 96% for the same period a year earlier. Actual spending decreased $4,310,000. The decrease in spending in both periods is the result of the sale of the storage business unit in the prior year.

During the six months ended March 31, 1999, the Company charged $1,512,000 to expense as a loss from unconsolidated company. Because of the uncertainties in MatriDigm's future and its ability to generate sufficient operating cash flows, the Company reserved 100% of the funds advanced to MatriDigm during the six-month period.

Other expense was $535,000 for the quarter just ended versus $399,000 in the same quarter of the prior year. For the current quarter, other expense included $633,000 expense related to the 3% convertible subordinated debentures, partially offset by interest income of $155,000. For the comparable quarter of the prior year, other expense included interest related to the 5% convertible subordinated debentures of $482,000, which was partially offset by interest income of $126,000.

Liquidity and Capital Resources

During the six-month period ended March 31, 1999, working capital increased $1,740,000 and cash flow utilized by operating activities was $3,152,000. The utilization of cash in operating activities resulted primarily from the net loss of $4,839,000, an increase in accounts receivable of $590,000, an increase in other current assets of $779,000, and a decrease in accounts payable of $1,286,000. This was partially offset by the loss from unconsolidated company of $1,512,000, depreciation and amortization of $1,040,000, an increase in deferred revenue of $696,000, and the discount on subordinated debentures of $555,000.

During the current year, net cash utilized by investing activities was $2,075,000. The Company invested an additional $1,512,000 in an unconsolidated company, purchased technology in the amount of $250,000 and capitalized software development costs in the amount of $219,000.

Net cash provided by financing activities was $4,892,000, which included $4,782,000 (net) from the issuance of convertible subordinated debentures and $110,000 from the exercise of employee stock options.

Management believes that the Company will be able to meet its cash requirement needs for the next twelve months from cash on hand, other working capital, and cash flow from operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the three and six months ended March 31, 1999 and 1998.

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

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company is currently testing to ensure that this is the case. This testing phase is expected to be complete by mid-1999. The Company is in the process of addressing the Year 2000 compliance of other software and hardware. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company is in the process of identifying areas of non-compliance. The Company expects to have completed the entire process for its non-enterprise software and hardware by the end of third quarter 1999.

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

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at March 31, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At March 31, 1999, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.




=============================================================
This Report on Form 10-Q contains forward-looking statements which are made in reliance on the Safe Harbor provisions of the Private Securities Litigation Reform Act. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Certain of these risks and uncertainties are discussed herein under the section "Risk Factors" and elsewhere in this Report as well in the Company's other filings with the Securities and Exchange Commission.

-------------------------------------------------------------
Zitel is a registered trademark of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 1998, the Company commenced a suit against VLSI Technology, Inc. in the Superior Court of the State of California in and for the County of Santa Clara. The complaint alleges that the defendant promised to design and develop certain application specific integrated circuits (ASICs) critical to the Company's planned third-generation data storage system product (CASD-III), that VLSI failed to design or develop the promised ASICs, and that the Company was forced to abandon the CASD-III project and dispose of its Intelligent Storage Systems business unit. The suit seeks damages with respect to CASD-III development costs and loss of profits.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on March 11, 1999. A total of 19,390,869 shares of the Company's Common Stock out of a total 21,907,553 shares outstanding on the record date for the meeting were represented and voted in person or by proxy.

The Company has a six-person Board of Directors. At the annual meeting, all six directors were nominated and re-elected to the Board of Directors by a vote of at least 18,333,595 shares in favor and at least 555,774 shares withholding authority to vote.

The shareholders approved the adoption of an amendment to the 1990 Stock Option Plan, as amended, to provide that the number of shares of Common Stock reserved for issuance under such Plan be increased by 500,000 shares, from 6,200,000 shares (including shares reserved or granted under the Company's prior Option Plans) to 6,700,000 shares. The motion was carried by a vote of 17,996,907 shares voting for, 1,210,135 dissenting votes and 183,827 abstaining votes.

The shareholders approved the adoption of an amendment to the

1995 Non-Employee Directors' Stock Option Plan, as amended, to provide that the number of shares of Common Stock reserved for issuance under such Plan be increased by 200,000 shares, from 200,000 shares (including shares reserved or granted under the Company's prior Option Plans) to 400,000 shares. The motion was carried by a vote of 17,919,562 shares voting for, 1,283,075 dissenting votes and 188,232 abstaining votes.

Item 5.  Other Information

                          Risk Factors

Recent Levels of Net Sales Have Been Insufficient

In recent years, Zitel has not generated net sales sufficient to produce an operating profit and has relied on a stream of royalty payments under an agreement with IBM Corporation and significant financings to support its activities. In April 1998, Zitel and IBM entered into an agreement whereby IBM stopped paying royalties to the Company in exchange for a lump sum payment amounting to $740,000. Zitel sustained substantial operating losses and net losses in fiscal 1997 and 1998 and in the first half of fiscal 1999. Zitel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

For the first half of fiscal year 1999, the Company reported a net loss of $4,839,000. During the Company's 1998 fiscal year, the Company has reported a total net loss of $43,205,000. The Company reported a total net loss of $17,501,000 in fiscal 1997 and total net income of $4,049,000 in fiscal 1996.

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

Investment in MatriDigm Corporation

At September 30, 1998, the Company had invested approximately $7,400,000 to acquire approximately 31% interest in MatriDigm, a private company organized to provide COBOL software maintenance and re-engineering services for users of IBM mainframe computer systems. In addition, the Company has demand notes in the amount of $2,000,000 and has guaranteed a bank guarantee of $1,000,000. At September 30, 1998, the Company has written off its investment and fully reserved the demand notes and the bank guarantee. In the quarter ended December 31, 1998, the Company advanced an additional $1,500,000 and has fully reserved the additional advance. In October 1998, the Company entered into an agreement to acquire the balance of MatriDigm, which agreement has since been terminated. The Company paid $250,000 on January 21, 1999 for a non-exclusive, royalty-bearing license for the MatriDigm technology. The Company has continued to explore possible transactions to acquire the balance of MatriDigm but there is no assurance that such a transaction will be consummated.

The initial focus of MatriDigm has been development of technology to automate the conversion of legacy software code which could not recognize or utilize dates after the year 1999 (the "Year 2000 Problem") into code which is able to recognize and utilize dates into the next century. MatriDigm has devoted substantially all of its engineering resources to development of such technology. In May 1997, MatriDigm announced the commercial availability of its MAP2000 windowing process for programs written in ANSI COBOL 85. MatriDigm has subsequently extended the capability of MAP2000 to cover COBOL ANSI 68 and 74, with support for CICS and IMS/DC transactions and VSAM, IMS/DB SQL and DB2 databases and file systems. MatriDigm's MARC2000, introduced June 1998, is a tool which provides independent verification and validation (IV&V) to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. MatriDigm intends to continue to refine its current toolset and to extend its toolset.

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

A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services, and competition is intense among the providers of such services. However, the demand for Year 2000 conversion services has emerged at a slower pace than originally anticipated and there is no assurance that it can successfully market its automated toolset, develop extensions for other computer languages or generate substantial revenue and profits. MatriDigm's customers have begun to recognize the value of their product and services and request that they have continued use of the products and services. These quality assurance, management change control and audit trail capabilities are the basis for MatriDigm's markets following the year 2000. While larger and more sophisticated users are requesting this capability now, there is no assurance that a significant enough volume of business will emerge in the future to sustain the company. During the course of development, the Company has made additional investments in MatriDigm and continues to make additional investments. To the extent other investors are unable or unwilling to continue to make investments in MatriDigm, the Company may be required to make a disproportionate share of such investments. These investments could have a material adverse effect on the Company's business results of operations and financial condition.

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock has been subject to extreme volatility during fiscal 1997 and 1998, as the closing bid price has ranged between a low of 10 7/8 and a high of 61 1/4 and a low of 2 7/32 and a high of 23 5/8, respectively. In the first half of fiscal 1999, such price ranged between a low of 2 1/16 and a high of 6 29/64. Zitel believes that one of the reasons for this volatility is rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm.

Competition

The market for system management tools in which the Company's software products business unit competes is intensely competitive. Many of the companies with which the Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. There can be no assurance that the Company's competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              During the period from January 1, 1999 through March 31, 1999, the Company filed the following current report on Form 8-K:

              Date of Report   - Item(s) Reported:
              February 3, 1999 - Placement of 3% Convertible
                                 Subordinated Debentures

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  May 10, 1999               /s/ Henry C. Harris
                                  Henry C. Harris
                                  Chief Financial Officer