Form 10-Q
period 1999-06-30
ZITEL CORP
filed 1999-08-12
CIK 731647

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1999 was 21,946,424.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX

                                                            Page
                                                           Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       June 30, 1999 (unaudited) and September 30, 1998 ......  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months
        Ended June 30, 1999 and 1998 .........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended
       June 30, 1999 and 1998  ...............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations .................................... 13

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

  Item 1.  Legal Proceedings ................................. 20

  Item 2.  Changes in Securities ............................. 20

  Item 3.  Defaults Upon Senior Securities ................... 20

  Item 4.  Submission of Matters to a Vote of
           Security Holders .................................. 20

  Item 5.  Other Information ................................. 20

  Item 6.  Exhibits and Reports on Form 8-K .................. 30

                       ZITEL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ($000's)


                                       June 30,   September 30,
                                         1999         1998
                                       --------   ------------
                                     (UNAUDITED)
     ASSETS
Current assets:
  Cash and cash equivalents            $ 3,268       $ 6,589
  Accounts receivable, net               5,559         3,579
  Refundable taxes                         212           208
  Other current assets                   1,550           749
                                       -------       -------
    Total current assets                10,589        11,125

Fixed assets, net                          870         1,311
Other assets, net                        4,906         5,634
                                       -------       -------
  Total assets                         $16,365       $18,070
                                       -------       -------
                                       -------       -------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 2,797       $ 3,585
  Accrued liabilities                    1,031         1,527
  Deferred revenue                       2,306         2,139
                                       -------       -------
    Total current liabilities            6,134         7,251

Convertible subordinated debenture       4,924         4,585
                                       -------       -------
    Total liabilities                   11,058        11,836

Shareholders' equity:
  Common stock                          66,326        60,574
  Accumulated deficit                  (61,019)      (54,340)
                                       -------       -------
  Total shareholders' equity             5,307         6,234
                                       -------       -------
  Total liabilities and
    shareholders' equity               $16,365       $18,070
                                       -------       -------
                                       -------       -------

The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                       Three Months Ended  Nine Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       -------   --------  --------  --------
Net sales                              $ 6,318   $  4,591  $ 16,457  $ 16,137
Royalty revenue                              -        749         -     1,541
                                       -------   --------  --------  --------
  Total revenue                          6,318      5,340    16,457    17,678
Cost of goods sold                       3,427      4,445     7,100    10,240
Research and development expenses          749      1,616     2,017     5,567
Selling, general &
  administrative expenses                3,920      7,614    11,470    19,474
Loss on impairment of assets                 -      1,956         -     1,956
Loss from unconsolidated company             -          -     1,512         -
                                       -------   --------  --------  --------
  Operating loss                        (1,778)   (10,291)   (5,642)  (19,559)

Interest expense                           172      1,401     1,356     2,409
Other (income) expense                    (110)       288      (319)       (2)
                                       -------   --------  --------  --------
Loss before income taxes                (1,840)   (11,980)   (6,679)  (21,966)
Provision for income taxes                   -      6,547         -     6,547
                                       -------   --------  --------  --------
Net loss                               $(1,840)  $(18,527) $ (6,679) $(28,513)
                                       -------   --------  --------  --------
                                       -------   --------  --------  --------

Basic and diluted loss per share       $ (0.08)  $  (1.07) $  (0.31) $  (1.73)
                                       -------   --------  --------  --------
                                       -------   --------  --------  --------

Number of shares used in basic and
  diluted loss per share calculations   21,930     17,235    21,739    16,528
                                       -------   --------  --------  --------
                                       -------   --------  --------  --------

The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)

                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                       June 30,
                                                    1999      1998
                                                  --------   -------
Cash flows provided by (used in)
  operating activities:
  Net loss                                        $ (6,679)  $(28,513)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Loss on impairment of assets                         -      1,956
    Writedown of inventory                               -      1,655
    Writedown of patents                                 -        387
    Adjustment of goodwill and purchased
      technology                                         -        658
    Loss from unconsolidated company                 1,512        410
    Discount on subordinated debenture                 555      1,111
    Interest accrued on convertible
      subordinated debenture                           379        584
    Amortization of capitalized financing costs        362        672
    Depreciation and amortization                    1,673      2,338
    Provision for doubtful accounts                    166        155
    Provision for inventory allowances                   -        160
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (2,146)     2,630
    (Increase) decrease in deferred
      and refundable taxes                              (4)     6,509
    Decrease in inventories                              -      1,028
    Increase in other current assets                  (801)      (942)
    Decrease in accounts payable                      (788)      (568)
    Decrease in accrued liabilities                   (496)      (282)
    Deferred revenue                                   167      1,001
                                                  --------    -------
 Net cash used in operating activities              (6,100)    (9,051)
                                                  --------    -------
Cash flows provided by (used in)
  investing activities:
    Purchase of fixed assets                          (144)      (549)
    Investment in unconsolidated company            (1,512)    (1,510)
    Proceeds from sale of marketable securities          -      9,596
    Capitalized software development costs            (260)      (349)
    Purchased technology                              (250)      (550)
    Decrease in (purchase of) other assets               7       (865)
                                                  --------    -------
 Net cash provided by (used in)
   investing activities                             (2,159)     5,773
                                                  --------    -------

              ZITEL CORPORATION AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                       June 30,
                                                    1999      1998
                                                  --------   -------
Cash flows provided by financing activities:
   Issuance of common stock                       $    156   $  1,238
   Issuance of subordinated debentures               4,782      9,567
                                                  --------   --------
 Net cash provided by financing activities           4,938     10,805
                                                  --------   --------
 Net increase (decrease) in cash                    (3,321)     7,527
Cash and cash equivalents, beginning of year         6,589      4,224
                                                  --------   --------
Cash and cash equivalents, end of period          $  3,268   $ 11,751
                                                  --------   --------
                                                  --------   --------
Supplemental non-cash investing and
 financing activities:
  Capitalized financing costs                     $    218   $    558
                                                  --------   --------
                                                  --------   --------
  Common stock purchase warrants                  $    128   $    614
                                                  --------   --------
                                                  --------   --------
  Conversion of subordinated debentures
    and accrued interest                          $  4,912   $ 18,791
                                                  --------   --------
                                                  --------   --------

The accompanying notes are an integral part of these financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                  (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

2.  Recent Accounting Pronouncements:
    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the three and nine months ended June 30, 1999 and 1998.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, but the Company believes there will not be a significant impact.

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

3.  Other Assets:
    Other assets consist of the following:

                                        June 30,    September 30,
                                         1999            1998
                                        --------    -------------
    Goodwill                            $ 2,754        $ 2,768
    Purchased technology                  2,588          2,588
    Other assets                          2,263          1,890
    Less accumulated amortization        (2,699)        (1,612)
                                        -------        -------
                                        $ 4,906        $ 5,634
                                        -------        -------
                                        -------        -------

4.  Investment in Unconsolidated Company:
    The following is a summary of financial information with respect to MatriDigm for the three and nine months ended June 30, 1999 and 1998, respectively:

                                        Three months ended     Nine months ended
                                            June 30,               June 30,
                                        1999        1998        1999      1998
                                       ------     -------      -------  --------
    Net sales                          $2,120     $ 2,085      $ 3,727  $  3,975
    Gross profit                        1,562       1,217        2,130     1,478
    Loss before one-time merger costs    (855)     (3,059)      (5,418)  (10,484)
    Net loss                             (855)     (3,059)      (6,118)  (10,484)

5.  3% Convertible Subordinated Debentures dated June 16, 1998:
    As of November 1998, the debentures had been fully converted.
Approximately $4.9 million was converted into 1.25 million shares of common stock at an average price of $3.92625 per share.

6.  3% Convertible Subordinated Debentures dated February 3, 1999:
    On February 3, 1999, the Company issued $5 million principal amount of 3% Convertible Subordinated Debentures (the "Debentures") which automatically convert on February 1, 2000, and five-year common stock purchase warrants to acquire 75,000 shares of the Company's common stock. The Debentures accrue interest at the rate of 3% per annum and principal and accrued interest are convertible into Common Stock of the Company at a price of $1.70.

    For the nine months ended June 30,1999, a charge to interest expense in the amount of $124 thousand and $555 thousand, respectively, related to the amortization of the debt issuance costs on the 3% convertible subordinated debentures and the expense of the discount. As of June 30, 1999, there have been no conversions of the Debentures.

7.  Common Stock:
    Common stock activity for the period from September 30, 1998 through June 30, 1999 is as follows:

                                             Common Stock     Common Stock
                                                Shares           Amount
                                             ------------     ------------
    Balance at September 30, 1998               20,601           $60,574
    Conversion of subordinated debentures        1,251             4,912
    Exercise of stock options                       94               156
    Common stock warrants and
      discount on subordinated debentures            -               684
                                                ------           -------
    Balance at June 30, 1999                    21,946           $66,326
                                                ------           -------
                                                ------           -------

8.  Income Taxes:
    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the favorable tax attributes.

9.  Earnings Per Share (EPS):
    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                      Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                      ------------------     -----------------
                                        l999     1998          1999     1998
                                      -------  --------      -------  --------
                                          (unaudited)           (unaudited)
Numerator - Basic and Diluted EPS
  Net loss                            $(1,840) $(18,527)     $(6,679) $(28,513)
                                      -------  --------      -------  --------
                                      -------  --------      -------  --------
Denominator - Basic EPS
  Common stock outstanding             21,930    17,235       21,739    16,528
  Common equivalent stock                   0         0            0         0
                                      -------  --------      -------  --------
                                       21,930    17,235       21,739    16,528
                                      -------  --------      -------  --------
Basic loss per share                  $ (0.08) $  (1.07)     $ (0.31) $  (1.73)
                                      -------  --------      -------  --------
                                      -------  --------      -------  --------
Denominator - Diluted EPS
  Denominator - Basic EPS              21,930    17,235       21,739    16,528
  Effect of Dilutive Securities:
    Common stock options                    0         0            0         0
    Convertible preferred stock             0         0            0         0
                                      -------  --------      -------  --------
                                       21,930    17,235       21,739    16,528
                                      -------  --------      -------  --------
Diluted loss per share                $ (0.08) $  (1.07)     $ (0.31) $  (1.73)
                                      -------  --------      -------  --------
                                      -------  --------      -------  --------

    For the quarter and nine-month period ended June 30, 1999, options to purchase 3 thousand and 73 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and nine-month period ended June 30, 1998, options to purchase 459 thousand and 649 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. In addition, had the subordinated debt been converted, it would have resulted in approximately 2,941 thousand and 2,582 thousand for the three and nine months ended June 30, 1999, respectively. These shares were not included in the computation due to their anti-dilutive effect.

10. Loss on Sublease of Facility:
    In July 1999, the Company subleased approximately 40% of its facility in Fremont, CA. Included in the current quarter is a loss associated with the sublease arrangement in the amount of $387 thousand.

11. Subsequent Events:
    In July 1999, $2,490,000 of the Company's outstanding Debentures, together with accrued interest, were converted into 1,470,149 shares of common stock of the Company.

    On August 9, 1999, the Company entered into an agreement with MatriDigm Corporation to acquire the outstanding shares of MatriDigm not owned by the Company. The Company will issue approximately 2.2 million shares of common stock upon closing of the merger. The transaction will be accounted for as a purchase and is expected to occur in approximately 60 days, subject to regulatory approval and other conditions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $1,840,000 ($0.08 per share) for the quarter ended June 30, 1999 compared with a net loss of $18,527,000 ($1.07 per share) for the same quarter of the prior year. Weighted average shares outstanding for the current quarter were 21,930,000 compared to 17,235,000 for the same quarter of the prior year. For the nine months ended June 30, 1999, the net loss was $6,679,000 ($0.31 per share) compared with a net loss of $28,513,000 ($1.73 per share) for the same period a year earlier. Year-to-date weighted average shares were 21,739,000 versus 16,528,000 in the prior year.

Total revenue for the current quarter was $6,318,000 versus total revenue of $5,340,000 for the same quarter of the prior year, an increase of $978,000. The prior year included revenue of $855,000 related to the storage business unit, which was disposed of in the third quarter of fiscal year 1998, and royalties in the amount of $749,000, which terminated in April 1998. Revenue from the Datametrics business unit was $3,662,000 in the current quarter, an increase of 7% from the same quarter of the prior year. Revenue from the sale of Year 2000 services in the current quarter was $2,656,000; there was minimal revenue from the sale of such services in the prior quarter of the prior year. For the nine months ended June 30, 1999, total revenue was $16,457,000 versus total revenue of $17,678,000 for the same period of the prior year, a decrease of $1,221,000. Included in the prior year was revenue and royalties related to the storage business unit of $5,649,000 and $1,541,000, respectively. Revenue from the Datametrics business unit was $13,035,000 for the nine months just ended, an increase of 29% from the same period in the prior year.

Gross margin as a percent of net sales was 46% for the quarter ended June 30,1999 compared to 3% for the same quarter of the prior year. For the nine-month period ended June 30, 1999, the gross margin was 57% versus 37% for the same period of the prior year. The improvement in the gross margin percentage during the current quarter and nine-month period is primarily attributable to product mix as a result of net sales generated by the software business unit. Future gross margins may be affected by several factors including the mix of products sold, the price of products sold, and price competition.

Research and development expenses for the quarter ended June 30, 1999, were 12% of total revenue compared with 30% for the same quarter of the prior year. Actual spending decreased $867,000. For the nine-month period just ended, research and development expenses were 12% of total revenue compared with 31% for the same period of the prior year. Actual spending decreased $3,550,000. The decrease in spending during both periods is primarily the result of the sale of the storage business unit in July 1998.

Selling, general and administrative (SG&A) expenses were 62% of total revenue for the current quarter versus 143% for the same quarter of the prior year. Actual spending decreased $3,694,000. For the nine-month period just ended, SG&A expenses were 70% of total revenue compared with 110% for the same period a year earlier. Actual spending decreased $8,004,000. The decrease in spending in both periods is primarily the result of the sale of the storage business unit in the prior year.

During the nine months ended June 30, 1999, the Company charged $1,512,000 to expense as a loss from unconsolidated company. Because of the uncertainties in MatriDigm's future and its ability to generate sufficient operating cash flows, the Company reserved 100% of the funds advanced to MatriDigm during the nine-month period.

For the quarter just ended, interest expense related to the convertible subordinated debentures was $172,000 versus $1,401,000 of interest expense related to convertible subordinated debentures in the same quarter of the prior year. For the nine months just ended, interest expense related to convertible subordinated debentures was $1,356,000 compared to $2,409,000 of interest expense related to convertible subordinated debentures for the same period a year earlier.

Other income for the quarter just ended was $110,000 compared to other expense of $288,000 for the same quarter of the prior year. Interest income in the quarter was $81,000 compared to $100,000 in the prior year.

Liquidity and Capital Resources

During the nine-month period ended June 30, 1999, working capital increased $581,000 and cash flow used in operating activities was $6,100,000. The utilization of cash in operating activities resulted primarily from the net loss of $6,679,000, an increase in accounts receivable of $2,146,000, an increase in other current assets of $801,000, a decrease in accounts payable of

$788,000, and a decrease in accrued liabilities of $496,000. This was partially offset by the loss from unconsolidated company of $1,512,000, depreciation and amortization of $1,673,000, interest expense and related costs in connection with the convertible subordinated debentures of $1,296,000.

During the current year, net cash used in investing activities was $2,159,000. The Company invested an additional $1,512,000 in an unconsolidated company, purchased technology in the amount of $250,000, fixed assets in the amount of $144,000, and capitalized software development costs in the amount of $260,000.

Net cash provided by financing activities was $4,938,000, which included $4,782,000 (net) from the issuance of convertible subordinated debentures and $156,000 from the exercise of employee stock options and the employee stock purchase plan.

Management believes that the Company will be able to meet its cash requirement needs for the next twelve months from cash on hand, other working capital, and cash flow from operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted SFAS No. 130 at the beginning of fiscal year 1999. There was no difference between the Company's net loss and its total comprehensive loss for the three and nine months ended June 30, 1999 and 1998.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, but the Company believes there will not be a significant impact.

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

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant and the Company is currently testing to ensure that this is the case. This testing phase is expected to be complete by late-1999. The Company is in the process of addressing the Year 2000 compliance of other software and hardware. The Company is utilizing a seven step process in addressing compliance of these other systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and
(7) monitoring of the results of implementation. The Company is in the process of identifying areas of non-compliance. The Company expects to have completed the entire process for its non-enterprise software and hardware by the end of the third calendar quarter 1999.

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

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At June 30, 1999, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.

=======================================================
This Report on Form 10-Q contains forward-looking statements which are made in reliance on the Safe Harbor provisions of the Private Securities Litigation Reform Act. Readers are cautioned that such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Certain of these risks and uncertainties are discussed herein under the section "Risk Factors" and elsewhere in this Report as well in the Company's other filings with the Securities and Exchange Commission.

-------------------------------------------------------
Zitel is a registered trademark of Zitel Corporation.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

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

         None

Item 5.  Other Information

                                  Risk Factors

Recent Levels of Net Sales Have Been Insufficient

In recent years, Zitel has not generated net sales sufficient to produce an operating profit and has relied on a stream of royalty payments under an agreement with IBM Corporation and significant financings to support its activities. In April 1998, Zitel and IBM entered into an agreement whereby IBM stopped paying royalties to the Company in exchange for a lump sum payment amounting to $740,000. Zitel sustained substantial operating losses and net losses in fiscal 1997 and 1998 and in the first nine months of fiscal 1999. Zitel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

For the first nine months of fiscal year 1999, the Company reported a net loss of $6,679,000. During the Company's 1998 fiscal year, the Company has reported a total net loss of $43,205,000. The Company reported a total net loss of $17,501,000 in fiscal 1997 and total net income of $4,049,000 in fiscal 1996.

While the Company has taken a number of steps to attempt to return to profitability, there is no assurance that it will be successful. A significant portion of the recent losses were caused by the operations of the Company's former storage systems business unit; in July 1998, the Company sold that business unit. In July 1999, the Company subleased approximately 40% of its corporate headquarters in Fremont, CA, and will continue to attempt to sublease the remainder of the facility and move to substantially smaller and less costly premises.

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

Investment in MatriDigm Corporation

At September 30, 1998, the Company had invested approximately $7,400,000 to acquire approximately 31% interest in MatriDigm, a private company organized to provide COBOL software maintenance and re-engineering services for users of IBM mainframe computer systems. In addition, the Company has demand notes in the amount of $2,000,000, guaranteed a bank guarantee of $1,000,000, and has agreed to use the proceeds of a proposed sale of preferred stock to secure the guarantee of an additional $2,000,000. At September 30, 1998, the Company has written off its investment and fully reserved the demand notes and the bank guarantee. In the quarter ended December 31, 1998, the Company advanced an additional $1,500,000 and has fully reserved the additional advance. In October 1998, the Company entered into an agreement to acquire the balance of MatriDigm, which agreement has since been terminated. The Company paid $250,000 on January 21, 1999 for a non-exclusive, royalty-bearing license for the MatriDigm technology. On August 9, 1999, the Company entered into an agreement to acquire the balance of MatriDigm. Consummation of the agreement is subject to regulatory approvals and other conditions.

The initial focus of MatriDigm was development of technology to automate the conversion of legacy software code which could not recognize or utilize dates after the year 1999 (the "Year 2000 Problem") into code which is able to recognize and utilize dates into the next century. MatriDigm initially devoted substantially all of its engineering resources to development of such technology. In May 1997, MatriDigm announced the commercial availability of its MAP2000 windowing process for programs written in ANSI COBOL 85. MatriDigm has subsequently extended the capability of MAP2000 to cover COBOL ANSI 68 and 74, with support for CICS and IMS/DC transactions and VSAM, IMS/DB SQL and DB2 databases and file systems. MatriDigm has not generated significant revenue from the sale of remediation services. MatriDigm's MARC2000, introduced June 1998, is a tool which provides independent verification and validation (IV&V) to confirm the accuracy and completeness of COBOL Year 2000 code conversions. It provides extensive reports identifying faulty and potentially faulty code and helps the customer to record the activities needed to demonstrate due diligence in auditing COBOL Year 2000 renovation projects. MatriDigm intends to continue to refine its current toolset and to extend its toolset.

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

A large number of companies, many of which have substantially greater resources than MatriDigm, are offering conversion services or are developing systems to provide such services, and competition is intense among the providers of such services. However, the demand for Year 2000 conversion services emerged at a slower pace than originally anticipated and MatriDigm was unable to successfully market its automated toolset for remediation of code or generate substantial revenue and profits. MatriDigm's customers have begun to recognize the value of their product and services and request that they have continued use of the products and services. These quality assurance, management change control and audit trail capabilities are the basis for MatriDigm's markets following the year 2000. While larger and more sophisticated users are requesting this capability now, there is no assurance that a significant enough volume of business will emerge in the future to sustain the company. During the course of development, the Company has made additional investments in and advances to MatriDigm and continues to make additional advances. MatriDigm currently projects the need for additional working capital advances at least through the end of calendar 1999 and the Company will be required to provide those additional advances. These advances could have a material adverse effect on the Company's business results of operations and financial condition.

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock has been subject to extreme volatility during fiscal 1997 and 1998, as the closing bid price has ranged between a low of 10 7/8 and a high of 61 1/4 and a low of 2 7/32 and a high of 23 5/8, respectively. During the first nine months of fiscal 1999, such price ranged between a low of 1 5/16 and a high of 6 29/64. Zitel believes that one of the reasons for this volatility is rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm.

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

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  August 12, 1999            Anna M. McCann
                                  Anna M. McCann
                                  Chief Financial Officer