Form 10-K
period 1999-09-30
ZITEL CORP
filed 1999-12-29
CIK 731647

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                      ---  ---

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 30, 1999 (based upon the closing sale price of stock on such date) was $36,644,784. As of November 30, 1999, 24,933,811 shares of the Registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference:

Portions of the Company's 1999 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

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

                                     PART I

Item 1:  BUSINESS

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. The Company's wholly-owned subsidiary, Datametrics Systems Corporation ("Datametrics"), is an information technology company comprised of a software products and professional services group marketing multi-platform performance analysis and automatic correlation software used to optimize performance in E-Business systems, storage, databases and applications; and a group that provides software-based Internet tools to monitor and report on performance of World Wide Web ("Web") sites, Web-hosting services, services offered by Internet Service Providers ("ISPs") and Application Service Providers ("ASPs"), Cyber-Merchants, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business E-Commerce). The business operates under the Datametrics-Registered Trademark- Systems name.

The Company was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high performance data storage systems developed, marketed and sold by its data storage business. With the acquisition, in June 1997, of the business of Datametrics Systems Corporation, the Company commenced the transition to an information technology company. This transition was substantially accomplished in July 1998, when the Company sold its data storage business.

The Company's solution services business was launched during fiscal 1997 and provided Year 2000 conversion services. The primary code conversion methodology was based on MatriDigm Corporation's MAP2000 process. The Company invested in certain rights to utilize the MAP2000 process. The demand for such Year

2000 conversion services emerged more slowly than originally anticipated by industry sources and the Company suspended its solution services business and terminated a planned acquisition of MatriDigm in September 1999.

                                     General

Zitel develops and markets E-Business performance management solutions through its Datametrics' business. Product offerings include: multi-platform performance analysis and correlation software used to optimize performance in E-Business infrastructure systems; professional services to enhance its offerings to existing and new customers; and software-based Internet tools.

The Company markets and supports the high-end performance management suite of ViewPoint-Registered Trademark- software utilized by E-Businesses for infrastructure data management that automatically alerts, analyzes, correlates, investigates, and reports on data center performance for mainframe computers, open systems, servers, and distributed network elements. In addition, professional services are provided to solve customers' design, planning, and implementation needs (including customization). Training is available to assist customers in preparing their staff for the improved performance environment, including training on performance products and methodologies. Products are sold through a direct sales force in the United States and Europe, and through distributors and partners worldwide. The Company provides both direct and indirect customer maintenance and support for its software products.

The Company markets software-based Internet tools to monitor and report on performance of Web sites, Web-hosting services, services offered by ISPs and ASPs, Cyber-Merchants, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business E-Commerce). These products and services are primarily marketed and supported via the Web.

An investment in the Company involves a high degree of risk. Please refer to information included under the caption "Risk Factors", below.

                              Products and Services

Software Products

The Company, on June 30, 1997, concluded the acquisition of three companies primarily engaged in development and marketing of software products:
Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in The Netherlands. These entities combined with the Company's subsidiary, Performance & Modeling, Inc., to provide automated performance analysis and correlation software to solve computer performance problems of mainframe computers, open systems servers and distributed network systems. Corporate customers with significant investments in management information systems utilize these products to maximize efficiency of existing systems and plan system enhancements. The ViewPoint product suite automatically monitors, alerts, analyzes, and reports on potential performance problems before they happen, hence, improving service levels, minimizing risk, and facilitating planning for the future.

ViewPoint is a real-time data collector of approximately 2,000 different system attributes. It operates on select computer mainframes (backend and e-commerce systems) and all major open systems and server platforms. While the data is collected on the computer system, ViewPoint allows the user to replay the real-time data on any Windows-based PC. Included in ViewPoint are extensive comparative and automatic analysis capabilities and an automatic correlation engine.

The complementary suite of Visual products (including the VisualRoute-TM-, VisualRoute Server, and VisualPulse-TM- products) provides Internet tools to monitor and report on service levels and response of Web sites, Web-hosting services, services offered by ISPs and ASPs, Cyber-Merchants, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business E-Commerce). Included in these products are advanced technologies, including Java and other Web-based functionality, and significant features, both newly developed and derived from the intellectual property and experience associated with the existing ViewPoint product, and years of experience in the performance management arena.

                                    Marketing

The Company's software products are sold through a direct sales force in the United States, the United Kingdom and The Netherlands, and through distributors and partners worldwide. The Company will expand sales of certain products and services via the Internet in the coming fiscal year. The Company provides direct customer maintenance and support for its software products.

                                   Competition

The market for E-Business and Internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the Company competes such as TeamQuest Corporation, Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. New companies will appear and may compete with certain of the Company's products and services. The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered. The Company believes that it competes favorably in each of these areas.

                             Proprietary Technology

The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software and written materials, including documentation, under trade secret and copyright laws, which afford only limited protection. The Company has registered its Zitel and Datametrics trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently has one United States patent. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

                                    Employees

At the end of fiscal 1999, the Company employed 117 persons on a full-time basis: 22 in research and development, 13 in professional services, 7 in operations, 50 in sales and marketing, and 25 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good.

                       Investment in MatriDigm Corporation

The Company invested $7.4 million to acquire a 31% interest in MatriDigm Corporation ("MatriDigm") from fiscal year 1996 through fiscal year 1998. The Company recorded approximately $624 thousand in losses under the equity method from the unconsolidated company during the year ended September 30, 1998. Zitel also wrote off its investment in MatriDigm and fully reserved certain demand notes and bank guarantees during fiscal 1998.

Zitel advanced MatriDigm an additional $4.9 million during fiscal year 1999. The Company paid $250 thousand during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. Zitel also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5.1 million during fiscal year 1999 in the write-off of the license and all advances to the company.

                                  Risk Factors

Recent Levels of Net Sales Have Been Insufficient

Zitel has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Operations in prior years were also partially funded by a stream of royalty payments under an agreement with IBM. This agreement was terminated in April 1998 for a lump sum payment of $740,000. Zitel sustained substantial operating losses and net losses in the fiscal years 1997 through 1999. Zitel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

The Company reported a total net loss for fiscal year 1999 of $13,103,000. The Company reported total net losses of $43,205,00 and $17,501,000 for fiscal years 1998 and 1997, respectively.

The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there will be no additional funding. The Company began subleasing a portion of its Fremont, CA headquarters, and is considering a move to substantially smaller and less costly premises.

The Company continues to consider options and take actions necessary to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

Fluctuations in Quarterly Results

Zitel's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

     -The level of competition, the size, timing, cancellation or rescheduling of significant orders;

     -Market acceptance of new products and product enhancements;

     -New product announcements or introductions by Zitel's competitors;

     -Deferrals of customer orders in anticipation of new products or product enhancements;

     -Changes in pricing by Zitel or its competitors;

     -The ability of Zitel to develop, introduce and market new products and product enhancements on a timely basis;

     -Zitel's success in expanding its sales and marketing programs;

     -Technological changes in the market for Zitel's products;

     -Product mix and the mix of sales among Zitel's sales channels;

     -Levels of expenditures on research and development;

     -Changes in Zitel's strategy; personnel changes; and,

     -General economic trends and other factors.

Due to all of the foregoing factors, Zitel believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock was subject to extreme volatility during fiscal 1998, as the closing bid price ranged between a low of 2 7/32 and a high of 23 5/8. Zitel feels that one of the reasons for this volatility was rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm. The price of Zitel's Common Stock during fiscal year 1999 demonstrated significantly less volatility, ranging from the low closing bid price of 1 7/32 to the high closing bid price of 6 15/32.

Competition

The market for E-Business and Internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the Company competes, such as TeamQuest Corporation, Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. There can be no assurance that the Company's current competitors or new companies will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the acquisition of companies headquartered and operating in the United Kingdom and The Netherlands has resulted in international sales representing an increasingly significant portion of the Company's net sales. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands, or in the recent acquisition of Datametrics Systems AG in Switzerland. Please refer to information included in Notes to Consolidated Financial Statements - Subsequent Events, below.

Dependence on Key Personnel

The Company's future performance depends significantly upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success depends on its continuing ability to retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified key technical and management personnel in the future.

The Company believes there is significant competition for the few software development professionals with the advanced technological skills necessary to perform the services offered by the Company's business. The Company's ability to maintain or renew existing relationships and obtain new business depends, in large part, on its ability to hire and retain technical personnel. An inability to hire such additional qualified personnel could impair the ability of the business to manage and complete its existing projects and to bid for and obtain new projects.

Anti-Takeover Provisions

Certain provisions of the Company's Certificate of Incorporation, as amended and restated, and Bylaws, as amended, California law and the Company's indemnification agreements with certain officers and directors of the Company may be deemed to have an anti-takeover effect. Such provisions may delay, defer or prevent a tender offer or takeover attempt that one or more stockholders consider to be in the best interests of same, including attempts that might result in a premium over the market price for the shares held by stockholders.

The Company's Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock, having the number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations determined by the Board of Directors without stockholder approval.

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

The Rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person, entity or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Common Shares or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person(s) or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by an Acquiring Person of 15% or more of such outstanding Common Shares.

The Rights have certain anti-takeover effects, as they would cause substantial dilution to a potential Acquiring Person that attempted to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, since the Rights may be redeemed by the

Company at $.01 per Right prior to the earliest of (i) the twentieth day following the time that an Acquiring Person has acquired beneficial ownership of 15% or more of the Common Shares (unless extended for one or more 10 day periods by the Board of Directors), (ii) a change of control, or (iii) the final expiration date of the rights.

Item 2:  PROPERTIES

Zitel leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, and Rotterdam, The Netherlands, under non-cancelable operating leases which expire at various dates through the year 2005. Average annual rent is approximately $1 million per year, net of sublease income of approximately $500 thousand per year.

Item 3:  LEGAL PROCEEDINGS

On December 14, 1998, the Company commenced a suit against VLSI Technology, Inc. in the Superior Court of the State of California in and for the County of Santa Clara. The complaint alleges that the defendant promised to design and develop certain application specific integrated circuits ("ASICs") critical to the Company's planned third-generation data storage system product (CASD-III), that VLSI failed to design or develop the promised ASICs, and that the Company was forced to abandon the CASD-III project and dispose of its Intelligent Storage Systems business. The suit seeks damages with respect to CASD-III development costs and loss of profits.

On November 29, 1999, Lynx Venture Partners I, LLC filed a complaint for Breach of Contract, Declaratory Relief and Specific Performance (the "Complaint") against the Company in the Superior Court of the State of California in and for the County of Alameda. The Complaint alleges that Zitel breached the Agreement and Plan of Merger and Reorganization among Zitel, a subsidiary of Zitel and MatriDigm Corporation by terminating that Agreement and that Lynx was damaged by that breach. The Complaint seeks damages, attorneys' fees, declaratory relief and 1,000,000 shares of Zitel's common stock. The Complaint was served on December 7, 1999. Zitel believes the Complaint is without merit and intends to defend this action vigorously.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

Executive Officers of the Registrant

Set forth below is information regarding executive officers of the Company who are not directors.

Name                 Age      Position
----                 ---      --------
Henry C. Harris       51      Senior Vice President, Strategic Planning
                                & Alliances; President, Datametrics
                                Systems Corporation
Anna M. McCann        41      Vice President, Finance & Administration,
                                Chief Financial Officer, Corporate
                                Secretary

Henry C. Harris, Senior Vice President of Strategic Planning & Alliances; President, Datametrics Systems Corporation Hank Harris, CPA, was named Senior Vice President of Strategic Planning & Alliances for Zitel in August 1997 and was named President of Datametrics Systems Corporation, a wholly-owned subsidiary of Zitel, in January 1999. He has also served as Vice President of Finance and Administration, Chief Financial Officer and Chief Accounting Officer from December 1986 through July 1997 and as Secretary of the Company from November 1987 through October 1997. Prior to joining Zitel, he was employed by Dynamic Disk, Inc. as Vice President of Finance and Administration and Chief Financial Officer from October 1983 until November 1986. Prior to Dynamic Disk, he spent over 10 years in financial management and public accounting positions.

Anna M. McCann, Vice President of Finance & Administration, Chief Financial Officer, Corporate Secretary Anna McCann joined Zitel in August 1982. She was promoted to Corporate Controller in February 1987. Anna was appointed Assistant Secretary of the Company in April 1993. She was promoted to Vice President, Chief Accounting Officer in October 1997 and named Vice President of Finance & Administration and Corporate Secretary in January 1999. In June 1999, she was named Chief Financial Officer.

Zitel is a registered trademark of Zitel Corporation. Datametrics and ViewPoint are registered trademarks of Datametrics Systems Corporation. VisualRoute, VisualPulse, VisualProfile, VisualAnalyze, VisualPoint, and the E-Business Performance Experts are trademarks of Datametrics Systems Corporation. All other service marks, trademarks and registered trademarks are the property of their respective holders.

                             PART II
Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Zitel Corporation's common stock is traded in the over-the-counter market and is currently listed on the Nasdaq SmallCap Market under the symbol ZITL.

The following table shows the quarterly high and low closing prices of the Nasdaq National Market System:

          FISCAL              1999                  1998
                       -------------------   -------------------
                         High        Low       High        Low
                       --------   --------   --------   --------
     First Quarter      6 15/32    2 7/32     23 5/8     9 3/8
     Second Quarter     5          2 1/16     16 3/4     9 1/2
     Third Quarter      2  3/8     1 5/16     14 3/8     4 1/32
     Fourth Quarter     2 11/16    1 7/32      8 1/8     2 7/32

Subsequent to September 30, 1999, the quotation of the Company's common stock is included on the Nasdaq SmallCap Market.

The Registrant had approximately 656 shareholders of record of its Common Stock at September 30, 1999.

The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                          1999     1998     1997     1996     1995
Total revenue                           $20,890  $21,700  $17,966  $23,066  $23,714
Net income (loss)                       (13,103) (43,205) (17,501)   4,049    8,526

Basic net income (loss) per share          (.59)   (2.48)   (1.15)     .27      .60
Diluted net income (loss) per share        (.59)   (2.48)   (1.15)     .26      .56
Shares used in basic
 per share calculation                   22,199   17,433   15,222   14,726   14,157
Shares used in
 diluted per share calculation           22,199   17,433   15,222   15,626   15,166

At year end:
Working capital                           1,057    3,874   18,763   20,445   19,969
Total assets                             11,652   18,070   49,294   30,699   26,206
Total long-term liabilities                   -    4,585   24,161        -        -
Shareholders' equity                      5,897    6,234   15,946   27,089   22,957

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

General

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. The Company's wholly-owned subsidiary, Datametrics Systems Corporation ("Datametrics"), is an information technology company comprised of a software products and professional services group marketing multi-platform performance analysis and automatic correlation software used to optimize performance in E-Business systems, storage, databases and applications; and a group that provides software-based Internet tools to monitor and report on performance of World Wide Web ("Web") sites, Web-hosting services, services offered by Internet Service Providers ("ISPs") and Application Service Providers ("ASPs"), Cyber-Merchants, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business E-Commerce).

The Company was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high performance data storage systems developed, marketed and sold by its data storage business. With the acquisition, in June 1997, of the business of Datametrics Systems Corporation, the Company commenced the transition to an information technology company. This transition was substantially accomplished in July 1998, when the Company sold its data storage business.

The Company's solution services business was launched during fiscal 1997 and provided Year 2000 conversion services. The primary code conversion methodology was based on MatriDigm

Corporation's MAP2000 process. The Company invested in certain rights to utilize the MAP2000 process. The demand for such Year 2000 conversion services emerged more slowly than originally anticipated by industry sources and the Company suspended its solution services business and terminated a planned acquisition of MatriDigm in September 1999.

Results of Operations

Fiscal 1999 Compared with Fiscal 1998

Total revenue for fiscal year 1999 was $20,890,000 compared with total revenue of $21,700,000 in fiscal year 1998, a decrease of $810,000 or 3.7%. The decrease in revenue represents the net impact of an increase in revenue generated by the Company's software business during the current fiscal year, offset by the lack of royalty and product revenue from the storage business, which was sold in July 1998. Royalty revenue in the prior year was $1,541,000 versus none for fiscal year 1999. Revenue generated by the storage unit, prior to its sale in July 1998, was $5,698,000 for fiscal year 1998, compared to none in the current fiscal year. Net sales for the current year were $20,890,000 versus $20,159,000 in the prior year, an increase of $731,000 or 4%. The increase in net sales is attributable to an increase of net sales generated by the Company's subsidiary, Datametrics, and an increase in net sales of the Company's former solution services business, offset by the loss of revenue from the storage business. Net sales generated by Datametrics increased 24% from $13,794,000 in fiscal year 1998 to $17,140,000 in fiscal year 1999. The Year 2000 business contributed net sales of approximately $3,750,000 in the 1999 fiscal year compared to $667,000 in the prior fiscal year.

Gross margin, as a percent of net sales, was 56% for the current year, compared to 40% in the year ended September 30, 1998. The increase in gross margin percentage during the current year is attributable to the increase in sales generated by the higher margin software business which generated a gross margin of approximately 62% in the current and prior years.

Research and development expenses for the year ended September 30, 1999 were 14% of net sales compared with 32% in the prior year. Actual dollars decreased $3,397,000, attributable to the disposal of the storage business in July 1998. It is anticipated that research and development spending will continue to decrease slightly as a percentage of net sales due to the increase in revenue from currently developed software products and services.

Selling, general and administrative ("SG&A") expenses were $15,474,000 or 74% of net sales in the current year versus $24,012,000 or 119% of net sales in the prior year. Actual spending decreased $8,538,000. The decrease in spending is attributable to the disposal of the storage business in the prior fiscal year and the incurred or accrued costs associated with it. Management will continue to monitor and reduce operating expenses to bring them in line with the current business operations.

Loss on unconsolidated subsidiary of $5.1 million in fiscal year 1999 includes the write off of a license acquired from and advances to MatriDigm during fiscal year 1999. Fiscal year 1998 loss on unconsolidated subsidiary of $10.6 million includes losses under the equity method, the write off of the Company's investment in MatriDigm and fully reserving the related demand notes and bank guarantees.

Interest expense was $1,537,000 for the year ended September 30, 1999, substantially all of which relates to the discount on 3% convertible subordinated debentures. Interest expense was $3,466,000 for the fiscal year 1998; $1,111,000 related solely to the discount on the 3% convertible subordinated debentures and $2,355,000 related to the interest on both the 3% and 5% debentures. Interest income in the current year is $397,000 versus $598,000 in fiscal year 1998 due to lower cash and cash equivalent balances in fiscal year 1999.

Fiscal 1998 Compared With Fiscal 1997

Total revenue for fiscal year 1998 was $21,700,000 compared with total revenue of $17,966,000 in fiscal year 1997, an increase of $3,734,000 or 21%. The increase in revenue is directly attributable to an increase in net sales, partially offset by a decrease in royalty revenue. Net sales for the 1998 fiscal year were $20,159,000 versus $12,626,000 in fiscal 1997, an increase of $7,533,000 or 60%. The increase in net sales is directly attributable to the net sales generated by the Company's software business, which was only included in the last quarter of the 1997 fiscal year. In July 1998, the Company sold it storage business, which generated revenue in fiscal 1998 of $5,698,000 compared with $10,304,000 in fiscal 1997. Royalty revenue for the year ending September 30, 1998 was $1,541,000 versus $5,340,000 in the prior year. The Company negotiated and received the final payment for all royalty obligations from International Business Machines Corporation ("IBM") in April 1998.

Gross margin, as a percent of net sales, was 40% for the year ended September 30, 1998 compared to 26% in the prior year. The increase in gross margin percentage during fiscal year 1998 is primarily attributable to the increase in sales generated by the software business, which generated a gross margin of 61% for the 1998 fiscal year.

Research and development expenses for the year ended September 30, 1998 were 32% of net sales compared with 59% in fiscal year 1997. Actual dollars decreased $1,085,000.

Selling, general and administrative ("SG&A") expenses were $24,012,000, or 119% of net sales, in the year ending 1998, versus $14,468,000 or 115% of net sales in the prior year. Actual spending increased $9,544,000. The increase in spending is primarily attributable to the added SG&A expenses of the acquired software companies of approximately $7,250,000 and to severance costs of $1,110,000 for the storage business personnel. Other additional SG&A costs included a $861,000 increase in spending of the solution services business, an increase of $655,000 in legal costs, and a $750,000 estimated loss on excess capacity at the Fremont, CA facility.

Because of the uncertainties in MatriDigm Corporation's future and their ability to generate sufficient operating cash flows, the Company wrote off its investment of $7,414,000 and reserved $3,202,000 for a total loss of $10,616,000. The reserve of $3,202,000 is comprised of $2,022,000 against demand notes, a bank guarantee of $1,000,000, and a note and an option from an officer of MatriDigm in the amount of $180,000.

Interest expense was $3,466,000 for the fiscal year 1998; $1,111,000 related solely to the discount on the 3% convertible subordinated debentures and $2,355,000 related to the interest on both the 3% and 5% debentures. Interest expense in 1997 was $3,532,000 of which $2,778,000 related to a discount on 5% convertible subordinated debentures issued during that fiscal year. Interest income in fiscal year 1998 was $598,000 compared to $746,000 in the prior year.

Due to the uncertainty surrounding the realization of the net operating losses and credit carryforwards in future tax years, the Company established a 100% valuation allowance against its deferred tax asset in the amount of $6,500,000 during fiscal year 1998.

Liquidity and Capital Resources

The Company's principal sources of working capital are product sales and convertible debt. During the fiscal year ended September 30, 1999, working capital decreased to $1,057,000 and cash flow utilized by operating activities was $6,653,000. The utilization of cash in operating activities resulted primarily from the net loss of $13,103,000, a decrease in accounts payable of $1,017,000 and an increase in accounts receivable of $422,000. This was partially offset by amortization of capitalized financing costs of $479,000, amortization of discount on subordinated debenture of $555,000, an increase in the provision for doubtful accounts of $282,000, depreciation and amortization in the amount of $2,511,000, and loss from unconsolidated company of $5,098,000.

During the current year, net cash utilized in investing activities was $5,764,000. This amount was comprised of the Company's investment in and advances to unconsolidated company of $5,098,000 and the purchase of fixed assets and increase in other assets in the amount of $666,000.

Net cash provided by financing activities was $7,498,000 which included $5,342,000 raised from the issuance of 3% convertible subordinated debentures, $2,000,000 received from the issuance of Series B preferred stock, and $156,000 from the exercise of employee stock options and for the sale of stock under the Company's employee stock purchase plan.

Management believes that the Company will meet its cash requirements for the next twelve months from cash on hand, working capital, and cash flow from operations. If the Company is unable to generate sufficient cash flow from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that management will be able to raise additional debt or equity financing.

Zitel negotiated a credit facility of a $2 million accounts receivable factoring agreement, on October 15, 1999. Please refer to information included in Notes to Consolidated Financial Statements - Subsequent Events, below.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.

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

In December 1998, Accounting Standards Executive Committee ("AcSEC") released Statement of Position 98-9 ("SOP 98-9"), "Modification of Statement of Position 97-2 (SOP 97-2), `Software Revenue Recognition', with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to define how an entity recognizes revenue for multiple element arrangements for each element delivered. The provisions of SOP 98-9 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We do not expect the adoption of SOP 98-9 to have a material effect on our current revenue recognition policies.

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

The Company's information technology systems consist primarily of hardware and software purchased from outside parties. The vendor for the Company's enterprise-wide software has informed the Company that the version of its software that the Company is currently utilizing is Year 2000 compliant. The Company utilized a seven step process in addressing compliance of other non-enterprise hardware and software systems: (1) awareness; (2) inventory of all systems and documentation; (3) assessment to identify any areas of noncompliance; (4) remediation/renovation of any noncompliant systems; (5) verification of compliance through testing and/or vendor certification; (6) implementation of any necessary changes revealed during verifications; and (7) monitoring of the results of implementation. The Company has completed the entire process for its non-enterprise software and hardware as of November 30, 1999.

The Company has identified and made inquiries of its significant suppliers and large public and private sector customers to determine the extent to which the Company is vulnerable to those third parties' failure to solve their own Year 2000 issues. There can be no guarantee that the systems of other companies or public agencies with which the Company does business will be timely converted, or that failure to convert by another company or public agency would not have a material adverse effect on the Company.

The Company's most likely worst-case Year 2000 scenario would be an interruption in work or cash flow resulting from unanticipated problems encountered with the information systems of the Company, or of any of the significant third parties with whom the Company does business. The Company believes that the risk of significant business interruption due to unanticipated problems with its own systems is low based on the completion of the Year 2000 project. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact. The Company's highest risk relates to significant suppliers or customers failing to remediate their Year 2000 issues in a timely manner. Relating to its suppliers, the Company has identified and will continue to identify alternative suppliers. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier. The risk relating to the Company's customers relates primarily to any delay in receipt of payment due to a customer's unresolved Year 2000 issue. The Company's existing financial resources will help to mitigate such an impact and the Company will continue to assess this risk as it receives communications about the Year 2000 status of its customers.

The Company estimates that costs to address the Year 2000 issue will be insignificant, including costs already incurred. Estimates consider consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. The Company's Year 2000 costs will be funded from its operating cash flows.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 1999. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)

                                                                September 30,
                                                              1999         1998
                                                            --------     --------
Assets
Current assets:
  Cash and cash equivalents                                 $  1,670     $  6,589
  Accounts receivable, less allowance for doubtful
    accounts of $280 in 1999 and $122 in 1998                  3,719        3,579
  Refundable taxes                                               205          208
  Other current assets                                         1,218          749
                                                            --------     --------
    Total current assets                                       6,812       11,125

Fixed assets-net                                                 738        1,311
Intangible assets-net                                          3,118        4,070
Other assets-net                                                 984        1,564
                                                            --------     --------
  Total assets                                              $ 11,652     $ 18,070
                                                            ========     ========

Liabilities And Shareholders' Equity
Current liabilities:
  Accounts payable                                          $  2,568     $  3,585
  Accrued liabilities                                          1,114        1,527
  Deferred revenue                                             2,073        2,139
                                                            --------     --------
    Total current liabilities                                  5,755        7,251
Convertible subordinated debenture                                 -        4,585
                                                            --------     --------
    Total liabilities                                          5,755       11,836
                                                            --------     --------

Commitments (See note)

Shareholders' equity:

  Preferred stock, no par value; 1,000 shares
    authorized, Issued and Outstanding; 200
    and none at September 30, 1999 and 1998, respectively
    (liquidation value $2,000)                                 2,000            -

  Common stock, no par value; 40,000 shares authorized:
    Issued and outstanding; 24,896 shares and 20,601
    shares at September 30, 1999 and 1998, respectively       71,340       60,574
  Accumulated deficit                                        (67,443)     (54,340)
                                                            --------     --------
    Total shareholders' equity                                 5,897        6,234
                                                            --------     --------
  Total liabilities and shareholders' equity                $ 11,652     $ 18,070
                                                            ========     ========

     The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)

                                                       Year Ended September 30,
                                                     1999        1998        1997
                                                  --------    --------    --------
Net product sales                                 $ 12,148    $ 12,480    $ 11,075
Services and other revenue                           8,742       7,679       1,551
                                                  --------    --------    --------
    Net sales                                       20,890      20,159      12,626
Royalty revenue                                          -       1,541       5,340
                                                  --------    --------    --------
  Total revenue                                     20,890      21,700      17,966

Costs and expenses:
  Cost of products sold                              5,924       9,709       8,976
  Cost of services and other                         3,363       2,446         325
  Research and development                           3,022       6,419       7,504
  Selling, general and administrative               15,474      24,012      14,468
  Loss on impairment of assets                           -       2,061           -
  Loss from unconsolidated company                   5,098      10,616           -
  Acquisition of in-process research
    & development                                        -           -       6,600
                                                  --------    --------    --------
    Operating loss                                 (11,991)    (33,563)    (19,907)

Interest income                                       (397)       (598)       (746)
Interest expense                                     1,537       3,466       3,532
Other (income) and expense, net                        (28)        274        (689)
                                                  --------    --------    --------
    Loss before income taxes                       (13,103)    (36,705)    (22,004)

Provision (benefit) for income taxes                     -       6,500      (4,503)
                                                  --------    --------    --------
    Net loss                                      $(13,103)   $(43,205)   $(17,501)
                                                  ========    ========    ========

Basic net loss per share                          $  (0.59)   $  (2.48)   $  (1.15)
                                                  ========    ========    ========
Diluted net loss per share                        $  (0.59)   $  (2.48)   $  (1.15)
                                                  ========    ========    ========

Shares used in basic per share calculation          22,199      17,433      15,222
                                                  ========    ========    ========
Shares used in diluted per share calculation        22,199      17,433      15,222
                                                  ========    ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands except per share data)

                                                                                           Retained
                                                Preferred  Preferred  Common   Common      Earnings          Total
                                                    Stock      Stock   Stock    Stock  (Accumulated  Shareholders'
                                                   Shares     Amount  Shares   Amount     (Deficit)         Equity
                                                ---------  ---------  ------  -------  ------------  -------------
Balances at September 30, 1996                          -     $    -  14,820  $20,723     $  6,366       $ 27,089

Issuance of common stock:
  Stock options exercised ($0.81 - $9.50
    per share)                                          -          -     498    1,104            -          1,104
  Employee stock purchase plan ($7.87 and $16.58
    per share)                                          -          -      35      390            -            390
  Stock warrants                                        -          -      15        -            -              -
  Common stock issued for acquisition                   -          -      61    1,200            -          1,200
  Conversion of subordinated debenture                  -          -     174    3,664            -          3,664
Net loss                                                -          -       -        -      (17,501)       (17,501)
                                                      ---     ------  ------  -------     --------       --------
Balances at September 30, 1997                          -          -  15,603   27,081      (11,135)        15,946

Issuance of common stock:
  Stock options exercised ($0.34-$9.88
    per share)                                          -          -     367      915            -            915
  Employee stock purchase plan ($6.28 and $10.70
    per share)                                          -          -      65      528            -            528
  Conversion of subordinated debenture                  -          -   4,566   30,325            -         30,325
  Discount on $10 million convertible
    subordinated debenture                              -          -       -    1,111            -          1,111
  Valuation of stock warrants issued in
    connection with $10 million convertible
    subordinated debenture                              -          -       -      614            -            614
Net loss                                                -          -       -        -      (43,205)       (43,205)
                                                      ---     ------  ------  -------     --------       --------
Balances at September 30, 1998                          -          -  20,601   60,574      (54,340)         6,234

Issuance of Series B preferred stock                  200      2,000       -        -            -          2,000
Issuance of common stock:
  Stock options exercised ($1.38-$2.00
    per share)                                          -          -      35       27            -             27
  Employee stock purchase plan ($1.33 and $3.37
    per share)                                          -          -      60      129            -            129
  Conversion of subordinated debenture                  -          -   4,200    9,927            -          9,927
  Discount on $5 million convertible
    subordinated debenture                              -          -       -      555            -            555
  Stock warrants issued in connection with a
    $5 million convertible subordinated debenture       -          -       -      128            -            128
Net loss                                                -          -       -        -      (13,103)       (13,103)
                                                      ---     ------  ------  -------     --------       --------
Balances at September 30, 1999                        200     $2,000  24,896  $71,340     $(67,443)      $  5,897
                                                      ===     ======  ======  =======     ========       ========


     The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

                                                                 Year Ended September 30,
                                                                1999       1998      1997
                                                             --------   --------    -------
Cash flows provided by (used in) operating activities:
Net loss                                                     $(13,103)  $(43,205)  $(17,501)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
  Acquisition of in-process research & development expenses         -          -      6,600
  Sale of storage business                                          -       (200)         -
  Loss on impairment of assets                                      -      2,061          -
  Loss from unconsolidated company                              5,098     10,616          -
  Writedown of inventory                                            -      1,095          -
  Writeoff of patents                                               -        387          -
  Writeoff of capitalized software                                  -        103          -
  Adjustment of goodwill and purchased technology                   -        909          -
  Amortization of capitalized financing costs                     479      1,322          -
  Discount amortization on subordinated debenture                 555      1,111      2,778
  Depreciation and amortization                                 2,511      3,036      1,404
  Provision for doubtful accounts                                 282        122         87
  Provision for inventory allowances                                -        160        480
  Realized gains on marketable securities                           -          -       (777)
  Deferred and refundable income taxes                              3      6,509     (4,743)
  Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable                     (422)     2,846     (1,092)
  Decrease in inventories                                           -      1,795        681
  Decrease (increase) in other current assets                    (469)       244       (513)
  Increase (decrease) in accounts payable                      (1,017)    (1,183)     2,702
  Increase (decrease) in accrued liabilities                     (504)    (1,727)     1,775
  Increase (decrease) in deferred revenue                         (66)     1,039      1,100
                                                             --------   --------    -------
    Net cash used in operating activities                      (6,653)   (12,960)    (7,019)
                                                             --------   --------    -------
Cash flows provided by (used in) investing activities:
  Acquisition of fixed assets                                    (189)      (723)    (2,650)
  Investment in and advances to unconsolidated company         (5,098)    (1,559)    (2,024)
  Purchase of short-term investments                                -          -     (9,596)
  Proceeds from sale of short-term investments                      -      9,596      3,159
  Notes receivable from unconsolidated company                      -     (2,022)         -
  Bank guarantee for unconsolidated company                         -     (1,000)         -
  Proceeds from sale of storage business                            -        200          -
  Increase in other assets                                       (477)    (1,351)    (1,089)
  Purchase of companies net of cash acquired                        -          -    (11,062)
                                                             --------   --------    -------
    Net cash provided by (used in) investing activities        (5,764)     3,141    (23,262)
                                                             --------   --------    -------
Cash flows provided by (used in) financing activities:
  Issuance of preferred stock                                   2,000          -          -
  Issuance of common stock                                        156      1,443      1,494
  Issuance of subordinated debenture                            5,342     10,741     23,795
                                                             --------   --------    -------
    Net cash provided by financing activities                   7,498     12,184     25,289
                                                             --------   --------    -------
Net increase (decrease) in cash                                (4,919)     2,365     (4,992)
Cash and cash equivalents, beginning of year                    6,589      4,224      9,216
                                                             --------   --------    -------
Cash and cash equivalents, end of year                       $  1,670   $  6,589   $  4,224
                                                             ========   ========    =======
Supplemental cash flow information:
  Income taxes paid                                          $      5   $     27   $    265
  Interest paid                                                    57         35          -
Supplemental non-cash investing and financing activities:
  Issuance of common stock in business combination           $      -          -   $  1,200
  Capitalized financing costs                                $    219   $    558   $  1,038
  Conversion of subordinated debenture and accrued interest  $  9,927   $ 30,325   $  3,664
  Conversion of note receivable to investment in
    unconsolidated company                                   $      -          -   $    300
  Common stock purchase warrants                             $    128   $    614          -

     The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

Summary of Significant Accounting Policies:

Zitel Corporation ("Zitel" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. Zitel acquires, develops and markets E-Business performance management solutions. Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in E-Business infrastructure systems, professional services for existing and new customers, and software-based Internet tools.

The following is a summary of Zitel's significant accounting policies:

Basis of Presentation:

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three fiscal years and has an accumulated deficit. Fiscal year 1998 included losses from the storage business, which was sold in July 1998 and the write off of the Company's investment in MatriDigm Corporation ("MatriDigm"). Fiscal year 1999 losses included amounts advanced to MatriDigm during 1999. MatriDigm filed Chapter 7 bankruptcy in October 1999 and no further advances will be made.

Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all.

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

Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of software and its implementation, which includes the cost of purchased software, consulting fees and the use of certain specified Company resources. Zitel amortizes such costs on a straight-line basis over the estimated life of the computer software, which is five years. The Company evaluates the fair value of the deferred software implementation costs at each balance sheet date and records write-downs to the recoverable costs. In June 1998, the Company wrote down the net book value of amounts capitalized, which related to all the manufacturing modules of the recently sold storage business. No such write-downs were deemed necessary in fiscal year 1999. As of September 30, 1999 and 1998, $351 thousand in costs have been capitalized and are included in other long-term assets. Amortization in the amount of $94 thousand and $193 thousand was charged to expense during fiscal years 1999 and 1998, respectively. American Institute of Certified Public Accountants SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal

Use", issued on March 4,1998, became effective for the Company in fiscal year 1999. The Company believes there was no impact on the Financial Statements.

Revenue Recognition:

The Company adopted the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective October 1, 1998. SOP 97-2 delineates the accounting for software products, products including software that is not incidental to the product, and maintenance revenues. Under SOP 97-2, the Company recognizes product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and the product returns can be reasonably estimated.

For contracts with multiple obligations (e.g., maintenance and consulting services), revenue from product licenses are recognized when delivery has occurred, collection of the resulting receivables is probable, the fee is fixed and determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company recognizes revenue allocated to maintenance and support fees, for ongoing customer support and product updates, ratably over the period of the relevant contract. For revenue allocated to consulting services and for consulting services sold separately, the Company recognizes revenue as the related services are performed. Maintenance and consulting services are included in services and other revenue.

Prior to the adoption of SOP 97-2, effective October 1, 1998, the Company recognized revenue from the sale of product licenses upon shipment if remaining obligations were insignificant and collection of the resulting receivables was probable. Revenue from software maintenance contracts, including amounts unbundled from product sales, were deferred and recognized ratably over the period of the contract.

The Company recognizes revenue from Year 2000 conversion services when the conversion services are completed. Revenue from Year 2000 conversion services are included in services and other revenue.

Revenue from the storage business was recognized at the time products were shipped to customers.

Warranty:

All of the Company's storage products were covered by a one-year limited warranty. Estimated future costs of repair, replacement or customer accommodation were accrued and charged to cost of sales based upon estimates of future product returns and repair costs derived from historical product sales information and analyses of historical data. In estimating the level of accrual, the Company's management makes assumptions relating to the level of product returns and costs of repair. Management reviews the adequacy of these assumptions based on historical experience.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred.

Software Development Costs:

SFAS No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Capitalized costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated gross revenues for that product, or on a straight-line basis over the estimated product life cycle (approximately three years). The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products with a net book value in excess of net realizable value. Software development costs capitalized in fiscal years 1999 and 1998 were $381 thousand and $562 thousand, respectively. Amortization of $410 thousand was charged to expense for the fiscal year 1999. Amortization expense was $62 thousand and zero for fiscal years 1998 and 1997, respectively.

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

Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over six and five years, respectively. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset. In fiscal year 1998, the Company reassessed the amortization period for goodwill and reduced the life from seven to six years based on future projections.

Income Taxes:

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

Comprehensive Loss:

Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss as reported for each of the fiscal years 1997, 1998 and 1999.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, but the Company believes there will not be a significant impact.

In December 1998, Accounting Standards Executive Committee ("AcSEC") released Statement of Position 98-9 ("SOP 98-9"), "Modification of Statement of Position 97-2 (SOP 97-2), `Software Revenue Recognition', with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to define how an entity recognizes revenue for multiple element arrangements for each element delivered. The provisions of SOP 98-9 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We do not expect the adoption of SOP 98-9 to have a material effect on our current revenue recognition policies.

Net Loss Per Share:

SFAS No. 128, "Earnings per Share", requires the presentation of basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of the incremental common shares issuable upon the conversion of convertible subordinated debt (using the "if converted" method) and exercise of stock options and warrants for all periods.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash investments with high credit quality financial institutions and limits the amount of exposure to any one financial institution. Concentrations of credit risk with respect to accounts receivables are limited due to the diversity of the Company's customers, both geographically and within different industry segments. The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses.

Fair Value of Financial Instruments:

Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated debentures, and other accrued liabilities approximate fair value due to their short maturities.

Sale of Storage Business:

Due to the lack of performance of the storage business, on July 24, 1998, the Company completed the sale of the net assets of the business, which totalled $2.1 million, for cash and a note totalling $1.0 million and royalties of up to $4.0 million, payable over four years based on the sales performance of the new company. Fixed assets in the amount of $1.3 million and deferred software implementation costs of $800 thousand, which related to manufacturing modules that would no longer be used, were taken as a loss on impairment of assets during fiscal year 1998. Inventory in the amount of $1.7 million and patents in the amount of $400 thousand were charged against cost of sales during fiscal year 1998.

Fixed Assets:

                                                 September 30,
                                               1999        1998
                                             -------     -------
Fixed Assets:
  Office furniture and equipment             $ 3,044     $ 3,105
  Engineering equipment                           21          10
  Leasehold improvements                         651         661
                                             -------     -------
                                               3,716       3,776
Less accumulated depreciation
  and amortization                            (2,978)     (2,465)
                                             -------     -------
                                             $   738     $ 1,311
                                             =======     =======

Depreciation expense was $762 thousand, $1,600 thousand and $1,316 thousand for fiscal years 1999, 1998 and 1997, respectively.

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

The following table is a summary of the unaudited pro-forma financial information with respect to the combined companies as described above, disclosing pro-forma results of operations for the fiscal year 1997, as though the entities had been combined as of October 1, 1997. The pro-forma results do not reflect any non-recurring charges which resulted directly from the transaction, such as the $6.6 million write-off of purchased research and development.

                                         Fiscal Year
                                             1997
                                         -----------
     Revenue                              $ 28,263
     Net loss                             $(13,624)
     Net loss per share                   $  (0.90)

Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over six and five years, respectively. The Company periodically assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset. At June 30, 1998, a write-down of a combined total of $658 thousand was made to goodwill and purchased technology. In addition, the amortization period of goodwill was adjusted to six years from seven years. Intangible assets consist of the following as of:

                                               September 30,
                                             1999        1998
                                            ------      ------
    Goodwill                               $ 2,768     $ 2,768
    Purchased technology                     2,588       2,588
    Less accumulated amortization           (2,238)     (1,286)
                                           -------     -------
                                           $ 3,118     $ 4,070
                                           =======     =======
Other Assets:
  Deferred software implementation costs   $   351     $   351
  Capitalized financing costs on
    subordinated debt                            -         273
  Purchased software                           550         550
  Other                                        881         716
                                           -------     -------
                                             1,782       1,890
  Less accumulated amortization               (798)       (326)
                                           -------     -------
                                           $   984     $ 1,564
                                           =======     =======

Investment in Unconsolidated Company:

The Company invested $7.4 million to acquire a 31% interest in MatriDigm Corporation ("MatriDigm") from fiscal year 1996 through fiscal year 1998.

The Company recorded approximately $624 thousand in losses under the equity method from the unconsolidated company during the year ended September 30, 1998. Zitel also wrote off its investment in MatriDigm and fully reserved certain demand notes and bank guarantees during fiscal 1998.

Zitel advanced MatriDigm an additional $4.9 million during fiscal year 1999. The Company paid $250 thousand during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. Zitel also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5.1 million during fiscal year 1999 in the write-off of the license and all advances to the company.

The following is a summary of unaudited financial information with respect to MatriDigm, as of and for the year ended September 30, 1998 and 1997:

                                           1998         1997
                                        ---------    ---------
     Net sales                          $  5,479     $    123
     Gross profit                          2,194           38
     Net loss                            (13,256)     (14,549)
     Current assets                        2,160        3,816
     Non-current assets                    3,363        4,009
     Current liabilities                   7,990        1,533
     Non-current liabilities               5,172        5,479

MatriDigm filed Chapter 7 bankruptcy in October 1999 and did not provide the Company with financial statements for the year ended September 30, 1999.

Accrued Liabilities:

                                             September 30,
                                           1999        1998
                                          ------      ------
  Accrued payroll and related             $  432      $  788
  Accrued vacation                           539         523
  Accrued commissions                         35          52
  Other accrued liabilities                  108         164
                                          ------      ------
                                          $1,114      $1,527
                                          ======      ======

Commitments:

The Company leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, and Rotterdam, The Netherlands, under non-cancelable operating leases that expire at various dates through the year 2005. Rent expense incurred under all operating leases and charged to operations was $1,279 thousand, net of sublease income of $173 thousand in fiscal year 1999, $1,763 thousand in fiscal year 1998 and $789 thousand in fiscal year 1997.

Future minimum obligations under all facility leases at September 30, 1999 aggregate approximately $6.2 million, without regard to potential sublease income, and are payable as follows:

                                   Facility     Sublease
                                     Lease       Income
                    Fiscal Year     Amount       Amount
                    -----------    --------     --------
                        2000        $1,508        $ 565
                        2001         1,546          647
                        2002         1,580          461
                        2003         1,034          377
                  Thereafter           518            -

5% Convertible Subordinated Debentures:

On May 22, 1997, the Company issued a $25 million principal amount of 5% Convertible Subordinated Debentures (the "5% Debentures") which were due November 22, 1999. The Consolidated Statement of Operations for fiscal year 1997 included a charge to interest expense in the amount of $2,778 thousand related to the amortization of the total discount on the 5% Debentures. During fiscal year 1997, approximately $3.7 million of principal and accrued interest were converted to 174 thousand shares of common stock at prices ranging from $20.28 to $22.74 per share. During fiscal year 1998, the remaining $25.2 million of principal and accrued interest were converted to 3.3 million shares of common stock at prices ranging from $4.20 to $13.95 per share.

3% Convertible Subordinated Debentures:

On June 16, 1998, the Company issued a $10 million principal amount of 3% Convertible Subordinated Debentures (the "3% Debentures") which were due June 15, 1999, and five-year common stock purchase warrants for 150,000 shares of the Company's common stock at an exercise price of $5.10. The fair value of the warrants was determined using the Black Scholes option pricing model. The Consolidated Statement of Operations for fiscal year 1998 includes a charge to interest expense in the amount of $1.1 million related to the amortization of the total discount on the 3% Debentures. During fiscal 1998, approximately $5.1 million of principal and accrued interest were converted to 1.3 million shares of common stock. During fiscal year 1999, approximately $4.9 million was converted into 1.3 million shares of common stock.

3% Convertible Subordinated Debentures:

On February 3, 1999, the Company issued a $5 million principal amount of 3% Convertible Subordinated Debentures (the "1999 Debentures") which would automatically convert on February 1, 2000; and five-year common stock purchase warrants to acquire 75,000 shares of the Company's common stock at an exercise price of $1.71. The fair value of the warrants was determined using the Black Scholes option pricing model. The 1999 Debentures accrued interest at the rate of 3% per annum. Principal and accrued interest were convertible into Common Stock of the Company at a price of $1.70 per share.

Interest expense and amortization of the debt issuance costs in the amount of $555 thousand are included in the Consolidated Statement of Operations for the fiscal year 1999. The Debentures and accrued interest were fully converted into
2.9 million shares of common stock as of September 30, 1999.

Capital Stock:
-------------

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders. As of September 30, 1999, 200 thousand shares of Series B preferred stock had been issued.

The Series B preferred stock are non-voting; entitled to annual dividends at $0.30 per share when and if declared by the Board of Directors; and are convertible into common stock. The initial conversion price is equal to the average closing price of the common stock on the ten trading days preceding the issuance of Series B preferred stock. The conversion price changes pursuant to the agreement; however, the maximum number of shares of common stock issuable upon conversion is 4,695,897 unless and until the shareholders of the Company have approved the issuance of additional shares. Series B automatically converts upon the vote of at least 75% of the Series B holders or July 2, 2000. Upon any liquidation, as defined in the agreement, the holders of Series B are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock a value of $10 per share plus declared and unpaid dividends. The Company has the right to redeem the Series B at a redemption price equal to $10 per share plus declared and unpaid dividends.

Stock Option Plans:

At September 30, 1999, the Company had reserved 6.7 million common shares for issuance under its 1990 Stock Option, 1982 Incentive Option and 1984 Supplemental Stock Option Plans. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two to ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 1999 and 1998, there were 795 thousand and 338 thousand shares reserved for future grants, respectively.

Activity in the Company's option plans during fiscal years 1997, 1998 and 1999 is summarized as follows:

                              Weighted
                               Number    Average       Options
                                 of       Price         Price        Total
                               Shares   Per Share     Per Share     Amount
                               ------   ---------   -------------   -------
Balances, September 30, 1996   1,770      $ 3.60    $  .34-$ 9.88   $ 6,378
  Granted                      1,008      $23.47    $13.63-$44.38    23,662
  Cancelled                     (291)     $28.75    $ 1.06-$44.38    (8,372)
  Exercised                     (477)     $ 2.05    $  .81-$ 9.50      (978)
                               -----                -------------   -------
Balances, September 30, 1997   2,010      $10.29    $  .34-$44.38    20,690
  Granted                      1,471      $11.51    $ 2.53-$16.63    16,928
  Cancelled                   (1,024)     $17.30    $ 1.50-$33.00   (17,712)
  Exercised                     (367)     $ 2.49    $  .34-$ 9.88      (915)
                               -----                -------------   -------
Balances, September 30, 1998   2,090      $ 9.09    $ 1.38-$23.25    18,991
  Granted                      1,092      $ 2.41    $ 1.22-$ 4.09     2,522
  Cancelled                   (1,059)     $ 9.94    $ 1.56-$23.25   (10,714)
  Exercised                      (35)     $ 1.56    $ 1.38-$ 2.00       (27)
                               -----                -------------   -------
Balances, September 30, 1999   2,088      $ 5.16    $ 1.22-$16.63   $10,772
                               =====      ======    =============   =======

At September 30, 1999, 1998 and 1997, respectively, options for 1.0 million, 1.3 million and 867 thousand shares were exercisable at a weighted exercise price per share of $5.56, $8.48, and $3.66, respectively.

1995 Non-Employee Directors' Stock Option Plan:

In April 1995, the Board of Directors approved the adoption of a Directors' plan which provides for automatic, non-discretionary grants of options to purchase an aggregate of 200 thousand shares of common stock. In March 1999, the number of shares reserved for issuance under the Directors' Plan increased by 200 thousand. Options in the amount of 30 thousand, 24 thousand, 24 thousand, 24 thousand and 70 thousand were granted in fiscal years 1995, 1996, 1997, 1998, and 1999, respectively. Options were granted in fiscal years 1999, 1998 and 1997 at a weighted average exercise price of $3.42, $10.81 and $11.58, respectively. Options totalling 21 thousand shares were exercised during fiscal year 1997 with prices ranging from $5.88 to $6.22. No options were exercised during fiscal year 1998 or fiscal year 1999. At September 30, 1999, 228 thousand shares are available for future grant. At September 30, 1999, 144 thousand shares were exercisable at prices ranging from $1.22 to $33.00. At September 30, 1998, 69 thousand shares were exercisable at prices ranging from $5.88 to $33.00. At September
30, 1997, 38 thousand shares were exercisable at prices ranging from $5.88 to $33.00.

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

In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 thousand shares, 400 thousand shares, 400 thousand shares, and 500 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During fiscal years 1999, 1998 and 1997, shares issued under the Plan were 60 thousand, 65 thousand and 35 thousand shares, respectively. Since inception of the Plan, approximately
1.8 million shares have been issued.

Pro Forma Stock-Based Compensation:

As of September 30, 1999, options outstanding under both the stock option plans and 1995 Non-Employees Directors' Stock Option Plan were as follows:

                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------
                                 Weighted
        Range                     Average   Weighted                 Weighted
           of                   Remaining    Average                  Average
     Exercise        Number   Contractual   Exercise        Number   Exercise
       Prices   Outstanding          Life      Price   Exercisable      Price
-------------   -----------   -----------   --------   -----------   --------
$ 1.22-$ 1.66           344          7.75     $ 1.50           129     $ 1.65
$ 1.69-$ 1.69             4          0.49     $ 1.69             4     $ 1.69
$ 1.75-$ 1.75           350          9.82     $ 1.75            75     $ 1.75
$ 2.00-$ 2.56           277          4.32     $ 2.26           201     $ 2.14
$ 2.84-$ 4.06           257          8.24     $ 3.54            83     $ 3.56
$ 4.09-$ 5.63           270          5.47     $ 4.96           266     $ 4.96
$ 5.88-$ 7.98           226          5.29     $ 6.38           130     $ 6.41
$ 8.19-$10.69           228          8.05     $10.21            89     $ 9.75
$10.81-$13.88           253          6.77     $13.57           171     $13.42
$14.19-$33.00            30          7.88     $23.33            30     $29.04
                      -----          ----     ------         -----     ------
$ 1.22-$33.00         2,239          7.10     $ 5.48         1,178     $ 6.18

The Company has elected to continue to follow the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 1999, 1998 and 1997 would have been modified to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                              Fiscal Years
                                                       1999       1998       1997
                                                     --------   --------   --------
  Net loss - as reported                             $(13,103)  $(43,205)  $(17,501)
                                                     ========   ========   ========
  Net loss - pro forma                               $(15,461)  $(51,574)  $(22,138)
                                                     ========   ========   ========
  Basic and diluted net loss per share - as reported $  (0.59)  $  (2.48)  $  (1.15)
                                                     ========   ========   ========
  Basic and diluted net loss per share - pro forma   $  (0.69)  $  (2.96)  $  (1.45)
                                                     ========   ========   ========

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 1999, 1998 and 1997 were $1.9 million, $5.3 million and $13.4 million and $1.58, $6.75 and $12.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1999, 1998 and 1997:

     Expected volatility              76% - 118%
     Risk-free interest rate        4.77% - 6.22%
     Expected life                    .50 - 9.62 years
     Expected dividend yield             0.0%

The aggregate fair value and weighted average fair value of each purchase under the employee stock purchase plan in fiscal years 1999, 1998 and 1997 were $73 thousand, $229 thousand and $214 thousand and $2.76, $5.71 and $6.45, respectively The Company has also estimated the fair value for the purchase rights under the employee stock purchase plan using the Black-Scholes Model, with the following assumptions for fiscal years 1999, 1998 and 1997:

     Expected volatility              65% - 122%
     Risk-free interest rate        4.62% - 5.63%
     Expected life                    .49 years
     Expected dividend yield             0.0%

Savings and Investment Plan:

The Company has a Savings and Investment Plan, qualified under sections 401(k) and 401(a) of the Internal Revenue Code, that enables participating U.S. employees to prepare for retirement. The Plan allows eligible employees to defer up to 15%, but no greater than $10 thousand per year, of their earnings on a pre-tax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in fiscal years 1999, 1998 or 1997.

Earnings Per Shares ("EPS") Disclosures:

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts):

                                                         Fiscal Years
                                                  1999       1998      1997
                                                --------   --------  --------
Numerator - basic and diluted EPS
  Net loss                                      $(13,103)  $(43,205) $(17,501)
                                                --------   --------  --------
Denominator - basic EPS
  Common stock outstanding                        22,199     17,433    15,222
                                                --------   --------  --------
Total shares used in calculation of basic EPS     22,199     17,433    15,222
                                                --------   --------  --------
Basic net loss per share                        $  (0.59)  $  (2.48) $  (1.15)
                                                --------   --------  --------

Denominator - diluted EPS
  Denominator - basic EPS                         22,199     17,433    15,222
  Effect of dilutive securities:
    Common stock options                               -          -         -
                                                --------   --------  --------
Total shares used in calculation of diluted EPS   22,199     17,433    15,222
                                                --------   --------  --------
Diluted net loss per share                      $  (0.59)  $  (2.48) $  (1.15)
                                                ========   ========  ========

Stock options to purchase 2.3 million, 2.1 million and 2.0 million shares of common stock in fiscal years 1999, 1998 and 1997, respectively, at prices ranging from $1.22 to $33.00 and warrants to purchase 225,000, 150,000 and zero shares of common stock in fiscal years 1999, 1998 and 1997, respectively, at prices ranging from $1.71 to $5.10, were outstanding but not included in the computation of diluted net loss per share as they were antidilutive.

In addition, the Company had $3 million, $4.9 million and $21.7 million of convertible debentures outstanding in 1999, 1998 and 1997, respectively, which were convertible into approximately 4.2 million, 1.2 million and 990 thousand shares of common stock but were not included in the computation of diluted net loss per share as they were antidilutive.

Income Taxes:

The provision (benefit) for income taxes for the fiscal years 1999, 1998 and 1997 is as follows:

                                                    1999     1998     1997
                                                  -------  -------  -------
   Current expense:
     Federal                                      $     -  $     -  $     -
     State                                              -        -        -
     Foreign                                            -      189        -
                                                  -------  -------  -------
                                                        -      189        -
                                                  -------  -------  -------
   Deferred tax expense (benefit):
     Federal                                            -        -   (3,989)
     State                                              -        -     (514)
                                                  -------  -------  -------
                                                        -        -   (4,503)
                                                  -------  -------  -------
   Change in valuation allowance                        -    6,311        -
                                                  -------  -------  -------
                                                  $     -  $ 6,500  $(4,503)
                                                  =======  =======  =======

The Company's effective tax rate for fiscal years 1999, 1998 and 1997 differs from the U.S. federal statutory income tax rate as follows:

                                                    1999      1998      1997
                                                   -----     -----     -----
  Federal income tax (benefit) at statutory rate  (34.0)%   (34.0)%   (34.0)%
  State taxes, net of federal benefit              (2.2)     (3.4)     (4.1)
  Tax credits                                      (0.1)     (1.5)     (2.3)
  Non-deductible interest expense                     -         -       5.1
  Other, net                                        3.1       2.4       3.6
  Change in valuation allowance                       -      17.2         -
  Net operating losses not benefited               33.2      37.0      11.2
                                                   ----      ----     -----
                                                    0.0%     17.7%    (20.5)%
                                                   ====      ====     =====

The following table shows the major components of the deferred tax asset as of September 30, 1999 and 1998:

Deferred tax assets and liabilities:
  Current:
    Accounts receivable, inventory and
      other accruals                          $ 7,355    $ 1,634
    Accrued liabilities                           368         45
    Net operating loss carryforwards           16,211     13,597
    Tax credit carryforwards                    3,592      3,399
                                              -------    -------
    Total before valuation allowance           27,526     18,675
    Valuation allowance                       (27,526)   (18,675)
                                              -------    -------
    Net deferred tax asset                    $     -    $     -
                                              =======    =======

At September 30, 1999, the Company has federal and state net operating loss ("NOL") carryforwards of 45.6 million and 10.3 million, respectively, to reduce future taxable income. The Company has federal and state general business credit carryforwards of $2.5 million and $1.1 million, respectively, to reduce future taxable income. These carryforwards expire in 2000 through 2020 if not utilized.

In addition, the Company has $6.3 million of NOLs related to stock option exercises, the benefit of which will be credited to equity when utilized.

Due to the net loss incurred in fiscal year 1999, accumulated deficit and lack of alternative tax planning strategies, there is uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has received a royalty based on sales by the third party of the product developed. Royalties totalling approximately $1.5 million and $5.3 million were received from the third party in fiscal years 1998 and 1997, respectively. During fiscal year 1998, the Company negotiated and received the final payment for all royalty obligations from the third party.

Segment Information:

During fiscal year 1999, the Company had two reportable segments - Datametrics and Year 2000 Services. The Datametrics business segment develops and markets E-business performance management software solutions. The Year 2000 business segment provides services which review software code and identify areas within the code where year 2000 problems may occur.

During fiscal years 1998 and 1997, the Company also had the data storage business segment. The data storage segment was disposed of in July 1998. The data storage segment developed memory algorithms which it incorporated and sold in high performance data storage systems.

The following table presents certain segment financial information for the fiscal years 1997, 1998 and 1999 (in thousands):

                                    Datametrics Year 2000  Storage    Total
                                    ----------- --------- --------- ---------
Fiscal Year 1997
Revenues from external customers      $ 2,322    $     -  $ 15,644  $ 17,966
Inter segment revenues                      -          -         -         -
                                      -------    -------  --------  --------
Total revenues                        $ 2,322    $     -  $ 15,644  $ 17,966
                                      =======    =======  ========  ========
Segment loss from operations          $  (828)   $  (779) $(11,700) $(13,307)
                                      =======    =======  ========  ========
Segment assets                        $12,884    $     -  $      -  $ 12,884
                                      =======    =======  ========  ========

Fiscal Year 1998
Revenues from external customers      $13,794    $   667  $  7,239  $ 21,700
Inter segment revenues                    635          -         -       635
                                      -------    -------  --------  --------
Total revenues                        $14,429    $   667  $  7,239  $ 22,335
                                      =======    =======  ========  ========
Segment loss from operations          $(2,543)   $(1,703) $(16,640) $(20,886)
                                      =======    =======  ========  ========
Segment assets                        $ 9,933    $     -  $      -  $  9,933
                                      =======    =======  ========  ========

Fiscal Year 1999
Revenues from external customers      $17,140    $ 3,750  $      -  $ 20,890
Inter segment revenues                  1,697          -         -     1,697
                                      -------    -------  --------  --------
Total revenues                        $18,837    $ 3,750  $      -  $ 22,587
                                      =======    =======  ========  ========
Segment income (loss) from operations $    48    $(6,941) $      -  $ (6,893)
                                      =======    =======  ========  ========
Segment assets                        $ 9,017    $     -  $      -  $  9,017
                                      =======    =======  ========  ========

During each of the fiscal years presented, the Company's financial system did not produce separate asset information for the Year 2000 and Data Storage segments.

Reconciliations of the segment financial information to the consolidated totals as of and for each of the fiscal years 1997, 1998 and 1999 are provided below (in thousands):

                                                         Fiscal Year
                                                   l997      1998      1999
                                                 --------  --------  --------
Net revenues:
Net revenues from reportable segments            $ 17,966  $ 22,335  $ 22,587
Elimination of intersegment                             -      (635)   (1,697)
                                                 --------  --------  --------
  Total consolidated net revenues                $ 17,966  $ 21,700  $ 20,890
                                                 ========  ========  ========

Loss from operations:
Loss from operations for reportable segments     $(13,307) $(20,886) $ (6,893)
Acquisition of in-process R&D                      (6,600)       -          -
Loss on impairment of assets                            -    (2,061)        -
Loss from unconsolidated company                        -   (10,616)   (5,098)
                                                 --------  --------  --------
  Consolidated loss from operations              $(19,907) $(33,563) $(11,991)
                                                 ========  ========  ========

                                                         September 30,
                                                   l997      1998      1999
                                                 --------  --------  --------
Assets:
Assets of Datametrics segment                    $ 12,884  $  9,933  $  9,017
Unallocated assets                                 50,496    23,611    17,668
Eliminations
  Intercompany receivables                         (1,773)   (3,161)   (2,720)
  Investments in and advances to related parties  (12,313)  (12,313)  (12,313)
                                                 --------  --------  --------
    Consolidated assets                          $ 49,294  $ 18,070  $ 11,652
                                                 ========  ========  ========

Net revenues to external customers are based on the location of the customer. Geographic information for fiscal years 1997, 1998 and 1999 is presented in the table below (dollars in thousands):

                                United
                                States   Europe  Australia   Other   Total
                               -------  -------  ---------  ------  -------
Fiscal Year 1997

Net revenues                   $11,191  $ 4,530   $     6   $2,239  $17,966

Long-term assets                19,381    1,964         -        -   21,345

Fiscal Year 1998

Net revenues                   $ 7,660  $10,681   $    33   $3,326  $21,700

Long-term assets                 6,243      702         -        -    6,945

Fiscal Year 1999

Net revenues                   $ 9,296  $ 7,340   $ 2,908   $1,346  $20,890

Long-term assets                 4,295      545         -        -    4,840

Sales to one customer approximated 10.6% of net sales in 1999. There were no sales to one customer that exceeded 10% of net sales in 1998. Sales to one customer amounted to 14.6% of net sales in 1997.

Subsequent Events:

Credit Facility:

Zitel negotiated a $2 million accounts receivable factoring agreement, on October 15, 1999. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The commitment fee is 1% of the credit facility. The administration fee is 1/2 of one percent of each amount factored. The interest rate approximates 18% per annum calculated on the average daily balance outstanding, if any.

Acquisition of Telemetrics Systems Corporation:

On October 19, 1999, Zitel Corporation purchased all outstanding shares of Telemetrics Systems Corporation, a company domiciled in Berne, Switzerland, for approximately $1.2 million. The transaction was accounted for as a purchase. The wholly-owned subsidiary of the Company is now named Datametrics Systems AG.

Litigation:

On November 29, 1999, Lynx Venture Partners I, LLC filed a Complaint for Breach of Contract, Declaratory Relief and Specific

Performance against the Company in the Superior Court of the State of California in and for the County of Alameda. The Complaint alleges that Zitel breached the Agreement and Plan of Merger and Reorganization among Zitel, a subsidiary of Zitel and MatriDigm Corporation by terminating that Agreement and that Lynx was damaged by that breach. The Complaint seeks damages, attorneys' fees, declaratory relief and 1,000,000 shares of Zitel's common stock. The Complaint was served on December 7, 1999. While Zitel believes the Complaint is without merit and intends to defend this action vigorously, there can be no assurance the Lynx Complaint will be resolved without costly litigation, or in a manner that is not adverse to the Company's financial position, results of operations or cash flows. No estimate can be made of the possible loss or range of loss associated with the resolution of this matter.

                        Report of Independent Accountants

                           (To be filed by amendment)

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2000, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is included herein on page 14.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 2000, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 2000, is incorporated herein by reference.

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

          (1)  Financial Statements:

ZITEL CORPORATION:
  Consolidated Balance Sheets (p. 25)
  Consolidated Statements of Operations (p. 26)
  Consolidated Statements of Shareholders' Equity (p. 27)
  Consolidated Statements of Cash Flows (p. 28)
  Notes to Consolidated Financial Statements (pgs. 29-51)
  Report of Independent Accountants (p. 52)

          (2)  Financial Statement Schedule:

SCHEDULE VIII-Valuation and Qualifying Accounts (p. 61)

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits

               Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated by reference.

Exhibit
Number                       Description
-------                      -----------
3.1      Restated Articles of Incorporation. (3)

3.2      Bylaws. (1)

3.3      Certificate of Determination of Preferences of Series A Junior
         Participating Preferred Stock (6)

3.4      Certificate of Amendment of Articles of Incorporation

3.5      Certificate of Determination of Series B Convertible Preferred Stock

10.1     1982 Incentive Stock Option Plan, as amended, and form of Stock
         Option Grant. (2)

10.2     1984 Supplemental Stock Option Plan and form of Stock Option Grant.
         (2)

10.3     1984 Stock Purchase Plan, as amended through November 1987. (3)

10.27    Lease Agreement dated February 16, 1995 between the Company and
         Renco Investment Company. (4)

10.28    Series A Preferred Stock Purchase Agreement between the
         Company and MatriDigm Corporation dated November 17, 1995.
         (Confidential treatment has been requested for a portion of the exhibit. The confidential portion has been omitted and filed separately with the Commission.) (5)

10.29    Rights Agreement, dated as of June 12, 1996, between Zitel
         Corporation and American Stock Transfer & Trust Company, with exhibits. (6)

10.30    Preferred Stock Purchase and Put Option among MatriDigm Corporation,
         BRC Holdings, Inc., and the Company dated December 2, 1996. (7)

10.31    Sales Representative Agreement between MatriDigm Corporation and the
         Company dated August 22, 1996. (8)

10.35    Placement Agency Agreement. (9)

10.36    Asset Purchase Agreement dated as of June 25, 1997, by and among
         Zitel World Trade, Datametrics Systems Corporation and John C.
         Kelly. (10)

10.37 Asset Purchase Agreement dated as of June 30,1997, by and among Zitel Corporation, Zitel Limited, Palmer & Webb Systems Limited,
         Reginald Webb and Julian Palmer and Moebius Business Training
         Limited. (10)

10.38    Stock Purchase Agreement dated as of June 30, 1997, by and among
         Zitel Corporation, Zitel World Trade, Hell Sails B.V. and Palmer and
         Webb Systems B.V. (10)

10.39    Lease Office Building for One Monument Place between Upland
         Industries Corporation and Collins Equities, Inc. and Datametrics
         Systems Corporation dated July 31, 1992. (10)

10.40    First Amendment to Lease between CMD Realty Investment Fund, L.P.
         and Datametrics Systems Corporation dated October 16, 1996. (10)

10.41    Form of Palmer & Webb Lease. (10)

10.43    Form of Common Stock Purchase Warrant. (11)

10.44    Registration Rights Agreement. (11)

10.45    Securities Purchase Agreement. (11)

10.46    Placement Agency Agreement. (11)

10.47    Agreement and Plan of Reorganization and Merger, dated as of October
         5, 1998, by and among Zitel Corporation, Millennium Holding Corp.,
         Zenith Acquisition Corp., Millennium Acquisition I Corp., and
         MatriDigm Corporation. (12)

10.48 Form of Shareholder Agreement, dated as of October 5, 1998, by and between, in each case, Zitel Corporation and a certain specified shareholder of MatriDigm Corporation. (12)

10.49 Form of Lock-Up Letter, dated as of October 5, 1998, addressed, in each case, to Millennium Holding Corp. from a certain specified shareholder of MatriDigm Corporation. (12)

10.50    Selected Summary Financial Data for the period ended June 30, 1998.
         (12)

10.51 Joint Press Release of Zitel Corporation and MatriDigm Corporation, dated October 5, 1998. (12)

22.1     Subsidiaries of the Company.

23.1     Consent of Independent Accountants. (To be filed by amendment)

27       Financial Data Schedule.

----------
(1) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 (File No. 2-90366) filed on April 6, 1984.

(2) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 (File No. 2-96804) filed on March 29, 1985.

(3) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 17, 1987.

(4) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed May 11, 1995.

(5) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed February 13, 1996 and Form 10-QA filed on December 16, 1996.

(6) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed on June 25, 1996.

(7) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed February 12, 1997.

(8) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed May 14, 1997.

(9) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed May 29, 1997.

(10) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed July 14, 1997.

(11) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed June 25, 1998.

(12) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed October 6, 1998.

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

                                        ZITEL CORPORATION




                                             Asa W. Lanum
                                        By:  Asa W. Lanum
                                             President and Director
                                             Chief Executive Officer
                                             December 29, 1999



KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Asa W. Lanum and Anna M. McCann, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature             Title                                Date
---------             -----                                ----

Asa W. Lanum          President and Director               December 29, 1999
Asa W. Lanum          (Chief Executive Officer)


Anna M. McCann        Vice President of Finance and        December 29, 1999
Anna M. McCann        Administration, Chief Financial
                      Officer and Corporate Secretary


Tsvi Gal              Director                             December 29, 1999
Tsvi Gal


Jack H. King          Director                             December 29, 1999
Jack H. King


Philip J. Koen        Director                             December 29, 1999
Philip J. Koen


Catherine P. Lego     Director                             December 29, 1999
Catherine P. Lego


William R. Lonergan   Director                             December 29, 1999
William R. Lonergan


William M. Regitz     Director                             December 29, 1999
William M. Regitz

                                                                   SCHEDULE VIII

                                ZITEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1997, 1998 AND 1999

   Column A                    Column B     Column C     Column D    Column E
   --------                  -----------  -----------  ----------  -----------
                                            Additions
                                           Charged to
                                 Balance     Revenues  Write-offs   Balance at
                               Beginning    and Costs         and       End of
  Description                  of Period  and Expense  Deductions       Period
  -----------                -----------  -----------  ----------  -----------

1997
--------------
Allowance for Doubtful
  Accounts                   $    88,000  $    87,000    $      -  $   175,000

Provision for Obsolete
  Inventory                  $   500,000  $   480,000    $341,000  $   639,000

Valuation Allowance on
  Deferred Tax Assets        $         -  $ 2,475,000    $      -  $ 2,475,000

Reserve for excess capacity  $         -  $         -    $      -  $         -

1998
--------------
Allowance for Doubtful
  Accounts                   $   175,000  $   122,000    $175,000  $   122,000

Provision for Obsolete
  Inventory                  $   639,000  $   160,000    $799,000  $         -

Valuation Allowance on
  Deferred Tax Assets        $ 2,475,000  $16,200,000    $      -  $18,675,000

Reserve for excess capacity  $         -  $   750,000    $225,000  $   525,000

1999
--------------
Allowance for Doubtful
  Accounts                   $   122,000  $   282,000    $124,000  $   280,000

Valuation Allowance on
  Deferred Tax Assets        $18,675,000  $ 8,851,000    $      -  $27,526,000

Reserve for excess capacity  $   525,000  $         -    $339,000  $   186,000