Form 10-K/A
period 1999-09-30
ZITEL CORP
filed 1999-12-30
CIK 731647

                                  FORM 10-K/A

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

This Amendment is filed to amend Item 8 to include "Report of Independent Accountants" and to add Exhibit 23.1 "Consent of Independent Accountants."

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

                        Report of Independent Accountants



To the Board of Directors and Shareholders
Zitel Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 54 present fairly, in all material respects, the financial position of Zitel Corporation and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP
                                       /s/ PricewaterhouseCoopers LLP

December 13, 1999
San Jose, California

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