Form 10-Q
period 1999-12-31
ZITEL CORP
filed 2000-02-11
CIK 731647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12194

                            ------------------------

                               ZITEL CORPORATION

             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                                    94-2566313
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        47211 BAYSIDE PARKWAY,
          FREMONT, CALIFORNIA                               94538-6517
    (Address of principal executive                         (Zip Code)
               offices)

                                 (510) 440-9600
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Registrant's Common Stock outstanding as of January 31, 2000 was 26,244,933.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ZITEL CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                PAGE
                                                               NUMBER
                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets December 31, 1999
     (unaudited) and September 30, 1999.....................      3

    Condensed Consolidated Statements of Operations
     (unaudited)--Three Months Ended December 31, 1999 and
     1998...................................................      4

    Condensed Consolidated Statements of Cash Flows
     (unaudited)--Three Months Ended December 31, 1999 and
     1998...................................................      5

    Notes to Condensed Consolidated Financial Statements....      7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     10

  Item 3.  Quantitative and Qualitative Disclosures about
    Market Risk.............................................     11

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................     12

  Item 2.  Changes in Securities............................     12

  Item 3.  Defaults Upon Senior Securities..................     12

  Item 4.  Submission of Matters to a Vote of Security
    Holders.................................................     12

  Item 5.  Other Information................................     12

  Item 6.  Exhibits and Reports on Form 8-K.................     16

                       ZITEL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ($000'S)

                                   UNAUDITED

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,364       $  1,670
  Accounts receivable, net..................................       9,797          3,719
  Refundable taxes..........................................         203            205
  Other current assets......................................       2,596          1,218
                                                                --------       --------
    Total current assets....................................      14,960          6,812

Fixed assets, net...........................................         712            738
Other assets, net...........................................       4,112          4,102
                                                                --------       --------
  Total assets..............................................    $ 19,784       $ 11,652
                                                                ========       ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,273       $  2,568
  Accrued liabilities.......................................       1,561          1,114
  Short-term debt...........................................       1,128             --
  Deferred revenue..........................................       7,789          2,073
                                                                --------       --------
    Total current liabilities...............................      14,751          5,755

Shareholders' equity:
  Preferred stock...........................................       2,000          2,000
  Common stock..............................................      71,392         71,340
  Accumulated deficit.......................................     (68,359)       (67,443)
                                                                --------       --------
  Total shareholders' equity................................       5,033          5,897
                                                                --------       --------
  Total liabilities and shareholders' equity................    $ 19,784       $ 11,652
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net product sales...........................................  $ 3,332    $ 2,940
Services and other..........................................    2,188      2,960
                                                              -------    -------
Net sales...................................................    5,520      5,900

Cost and expenses:
  Cost of products sold.....................................      221        361
  Cost of services and other................................    1,621      1,861
  Research and development expenses.........................      651        615
  Selling, general & administrative expenses................    3,851      3,887
  Loss from unconsolidated company..........................       --      1,512
                                                              -------    -------
  Operating loss............................................     (824)    (2,336)

Other expense...............................................       92        440
                                                              -------    -------
  Net loss..................................................  $  (916)   $(2,776)
                                                              =======    =======
Basic and diluted net loss per share........................  $  (.04)   $  (.13)
                                                              =======    =======
Shares used in basic and diluted per share calculation......   24,915     21,378
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    ($000'S)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows provided by (used in) operating activities:
  Net loss..................................................  $  (916)   $(2,776)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from unconsolidated company........................       --      1,512
    Discount amortization on subordinated debenture.........       --        273
    Interest accrued on convertible subordinated
      debenture.............................................       --        327
    Depreciation and amortization...........................      527        484
    Provision for doubtful accounts.........................       52        (80)
    Change in operating assets and liabilities:
      Increase in accounts receivable.......................   (6,107)    (2,792)
      Refundable income taxes...............................        2         (4)
      Increase in other current assets......................     (804)      (266)
      Increase in accounts payable..........................    1,017        276
      Increase (decrease) in accrued liabilities............      417       (189)
      Deferred revenue......................................    5,212      1,101
                                                              -------    -------
  Net cash used in operating activities.....................     (600)    (2,134)
                                                              -------    -------
Cash flows provided by (used in) investing activities:
    Acquisition of fixed assets.............................      (81)       (49)
    Investment in unconsolidated company....................       --     (1,512)
    Capitalized software development costs..................     (370)      (100)
    Decrease in other assets................................       --         44
    Purchase of companies net of cash acquired..............      565         --
                                                              -------    -------
  Net cash provided by (used in) investing activities.......      114     (1,617)
                                                              =======    =======

                       ZITEL CORPORATION AND SUBSIDIARIES

                                    ($000'S)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows provided by financing activities:
    Proceeds from short-term debt...........................   $1,128    $    --
    Issuance of common stock................................       52        103
                                                               ------    -------
  Net cash provided by financing activities.................    1,180        103
                                                               ------    -------
  Net increase (decrease) in cash...........................      694     (3,648)
Cash and cash equivalents, beginning of period..............    1,670      6,589
                                                               ------    -------
Cash and cash equivalents, end of period....................   $2,364    $ 2,941
                                                               ======    =======
Supplemental non-cash investing and financing activities:
    Liability related to business acquisition...............   $  619    $    --
    Conversion of subordinated debenture and accrued
      interest..............................................       --      4,912
                                                               ======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ZITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results expected for the full year.

2.  RECENT ACCOUNTING PRONOUNCEMENTS:

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the Company.

    In December 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position 98-9, or SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition', with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by each element delivered.

    The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company's adoption of SOP 98-9 did not have a significant impact on current revenue recognition policies.

3.  OTHER ASSETS:

    Other assets consist of the following as of:

                                                      DECEMBER 31,    SEPTEMBER 30,
                                                          1999             1999
                                                      -------------   --------------
Goodwill............................................     $ 2,768          $ 2,768
Purchased technology................................       2,588            2,588
Other assets........................................       2,037            1,782
Less accumulated amortization.......................      (3,281)          (3,036)
                                                         -------          -------
                                                         $ 4,112          $ 4,102
                                                         =======          =======

                       ZITEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

4.  BUSINESS COMBINATIONS:

    On October 19, 1999, the Company acquired Telemetrics Systems Corporation, a company domiciled in Berne, Switzerland. The purchase price consisted of cash payments totaling $1.2 million in exchange for the net assets of the acquired company. No goodwill was generated by the transaction. The acquisition has been accounted for under the purchase method of accounting; accordingly, the total purchase price of $1.2 million was allocated to the net assets acquired based upon their estimated fair values. The operating results of the acquired company from October 19, 1999 through December 31, 1999, are included in the consolidated results of operations. The wholly-owned subsidiary of the Company is now named Datametrics Systems AG.

5.  INCOME TAXES:

    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the various favorable tax components.

6.  EARNINGS PER SHARE ("EPS"):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the quarters ended December 31:

                                                              1999       1998
                                                            --------   --------
Numerator--Basic and Diluted EPS
  Net loss................................................  $  (916)   $(2,776)
                                                            =======    =======
Denominator--Basic EPS
  Common stock outstanding................................   24,915     21,378
  Common equivalent stock.................................       --         --
                                                            -------    -------
                                                             24,915     21,378
                                                            -------    -------
Basic loss per share......................................  $  (.04)   $  (.13)
                                                            =======    =======
Denominator--Diluted EPS
  Denominator--Basic EPS..................................   24,915     21,378
  Effect of Dilutive Securities:
    Common stock options..................................       --         --
    Convertible preferred stock...........................       --         --
                                                            -------    -------
                                                             24,915     21,378
                                                            -------    -------
Diluted loss per share....................................  $  (.04)   $  (.13)
                                                            =======    =======

    For the quarters ended December 31, 1999 and 1998, respectively, options to purchase 147 thousand and 124 thousand shares were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

                       ZITEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

7.  SEGMENT INFORMATION

    During each of the quarters presented, the Company had two reportable segments--Datametrics and Year 2000 Services. The Datametrics business segment develops and markets E-business performance management software solutions. The Year 2000 segment provided service to review software code and identify areas within the code where Year 200 problems might occur. As of October, 1999, this segment is no longer in business.

    The following table presents certain segment financial information (in thousands) for the quarters ended December 31:

                                                 DATAMETRICS   YEAR 2000    TOTAL
                                                 -----------   ---------   --------
1999:
Revenues from external customers...............     $5,128      $   392    $ 5,520
Segment loss from operations...................        669       (1,493)      (824)
                                                                           -------
Consolidated loss from operations..............                            $  (824)
                                                                           =======

1998:
Revenues from external customers...............     $5,421      $   479    $ 5,900
Segment loss from operations...................        859       (1,683)      (824)
Loss from unconsolidated company...............                             (1,512)
                                                                           -------
Consolidated loss from operations..............                            $(2,336)
                                                                           =======

    The table below presents net sales (in thousands) by geographic area for the quarters ended December 31:

                                                                1999       1998
                                                              --------   --------
Net sales:
US..........................................................   $2,561     $3,406
Europe......................................................    2,568      2,016
Other.......................................................      391        478
                                                               ------     ------
Total.......................................................   $5,520     $5,900
                                                               ======     ======

    The table below presents long-lived asset information (in thousands) by geographic area for the years ended September 30:

                                                                1999       1998
                                                              --------   --------
Long-lived assets:
US..........................................................   $4,295     $6,243
Europe......................................................      545        702
                                                               ------     ------
Total.......................................................   $4,840     $6,945
                                                               ======     ======

8.  COMPREHENSIVE LOSS:

    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss as reported for each of the fiscal years 1997, 1998 and 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company recorded a net loss of $916,000 ($0.04 per share) for the first quarter of fiscal 2000, ended December 31, 1999, compared with a net loss of $2,776,000 ($0.13 per share) for the same quarter of the prior year. Net sales for the current quarter was $5,520,000 versus net sales of $5,900,000 for the same period a year earlier. The prior year's quarterly net sales included $561,000 not related to current business.

    Gross margin for the quarter ended December 31, 1999 was 67% of net sales compared to 62% of net sales for the same quarter of the prior year. The improvement in gross margin percentage is primarily attributable to product mix as a result of increased net sales of software. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the mix of products sold, the price of products sold and price competition.

    Research and development expenses for the quarter ended December 31, 1999 were 12% of net sales compared to 10% for the same period of the prior year. The percentage increase is a result of lower net sales for the quarter as actual spending only increased $36,000.

    Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 1999 were 70% of net sales versus 66% for the same period a year earlier. The percentage increase is due to lower net sales; actual spending decreased $36,000 quarter to quarter

    Other expense was $92,000 for the quarter just ended versus $440,000 in the same quarter of the prior year. For the current quarter, other expense included $30,000 interest expense and $110,000 in translation losses, offset by interest income of $48,000. For the comparable quarter of the prior year, other expense included $494,000 interest expense related to the convertible subordinated debentures, partially offset by interest income of $168,000.

LIQUIDITY AND CAPITAL RESOURCES

    For the quarter ended December 31, 1999, working capital decreased $848,000 and cash flows used by operating activities totaled $600,000. The utilization of cash in operating activities resulted primarily from the net loss of $916,000 and an increase in accounts receivable of $6,107,000, offset by an increase in deferred revenue of approximately $5,212,000 and increases in accounts payable and accrued liabilities of $1,434,000. Net cash provided by investing activities of $114,000 is primarily made up of $565,000 from the acquisition of companies, offset by $370,000 in capitalization of software development costs and the acquisition of fixed assets in the amount of $148,000. Net cash provided by financing activities of $1,180,000 was comprised of a $1,128,000 increase in short-term debt and $52,000 from the sale of stock under the Company's employee stock purchase plan.

    Management believes that the Company will meet its cash requirements for the next twelve months from cash on hand, other working capital, and cash flow from operations. If the Company is unable to generate sufficient cash flow from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that additional debt or equity financing will be available to the Company on commercially reasonable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the Company.

    In December 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position 98-9, or SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition', with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by each element delivered.

    The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that were entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company's adoption of the provisions of SOP 98-9 did not have a significant impact on current revenue recognition policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the first quarter of the fiscal year ended September 30, 2000.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

RECENT LEVELS OF NET SALES HAVE BEEN INSUFFICIENT

    Zitel has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Operations in prior years were also partially funded by a stream of royalty payments under an agreement with IBM. This agreement was terminated in April 1998. Zitel sustained substantial operating losses and net losses in fiscal years 1997 through 1999. The Company must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

SIGNIFICANT LOSSES

    For the first quarter of fiscal year 2000, the Company reported a net loss of $916,000. The Company reported a total net loss for fiscal year 1999 of $13,103,000. The Company reported total net losses of $43,205,000 and $17,501,000 for fiscal years 1998 and 1997, respectively.

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

ZITEL STOCK PRICE HAS BEEN VOLATILE

    The price of Zitel's Common Stock was subject to extreme volatility during fiscal 1998, as the closing bid price ranged between a low of 2 7/32 and a high of 23 5/8. Zitel feels that one of the reasons for this volatility was rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm. The price of Zitel's Common Stock during fiscal year 1999 demonstrated significantly less volatility, ranging from the low closing bid price of 1 7/32 to the high closing bid price of 6 15/32. In the first quarter of fiscal year 2000, such price ranged between a low of 21/32 and a high of 6 1/4.

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

INTERNATIONAL SALES AND OPERATIONS

    Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the Company expects that the acquisition of companies headquartered and operating in the United Kingdom, The Netherlands and Switzerland, respectively, will result in international sales representing an increasingly significant portion of the Company's net sales.

    International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands or Switzerland.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit 27--Financial Data Schedule

    (b) Reports on Form 8-K

    The Registrant filed no reports on Form 8-K during the first quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     ZITEL CORPORATION

                                                                     /s/ ANNA M. MCCANN
                                                      ------------------------------------------------
                                                                       Anna M. McCann
Date: February 11, 2000                                           CHIEF FINANCIAL OFFICER