Form 10-Q
period 2000-03-31
ZITEL CORP
filed 2000-04-25
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000

                                or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 26,263,683.

              ZITEL CORPORATION AND SUBSIDIARIES


                             INDEX

                                                               Page
                                                              Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 2000 (unaudited) and September 30, 1999 .....  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Six Months
        Ended March 31, 2000 and 1999 ........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Six Months Ended
       March 31, 2000 and 1999 ...............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .................................. 13

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk ................................. 16

PART II.   Other Information

  Item 1.  Legal Proceedings ................................. 18

  Item 2.  Changes in Securities ............................. 18

  Item 3.  Defaults Upon Senior Securities ................... 18

  Item 4.  Submission of Matters to a Vote of
           Security Holders .................................. 18

  Item 5.  Other Information ................................. 19

  Item 6.  Exhibits and Reports on Form 8-K .................. 25

                  ZITEL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($000's)
                          Unaudited

                                       March 31,  September 30,
                                         2000         1999
                                       ---------  -------------
     ASSETS
Current assets:
  Cash and cash equivalents            $ 2,442       $ 1,670
  Accounts receivable, net               2,827         3,719
  Refundable taxes                         203           205
  Other current assets                   2,437         1,218
                                       -------       -------
    Total current assets                 7,909         6,812

Fixed assets, net                          739           738
Other assets, net                        4,232         4,102
                                       -------       -------
  Total assets                         $12,880       $11,652
                                       =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 2,729       $ 2,568
  Accrued liabilities                    1,100         1,114
  Deferred revenue                       7,027         2,073
                                       -------       -------
    Total current liabilities           10,856         5,755

Shareholders' equity:
  Preferred stock                            -         2,000
  Common stock                          73,455        71,340
  Accumulated deficit                  (71,431)      (67,443)
                                       -------       -------
  Total shareholders' equity             2,024         5,897
                                       -------       -------
  Total liabilities and
    shareholders' equity               $12,880       $11,652
                                       =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
                (In thousands except per share data)

                              Three Months Ended   Six Months Ended
                                   March 31,          March 31,
                              ------------------  -----------------
                                 2000     1999      2000      1999
                               -------  -------   -------   -------
Net product sales              $ 1,853  $ 1,641   $ 5,033   $ 4,491
Services and others              2,238    2,598     4,578     5,648
                               -------  -------   -------   -------
  Net sales                      4,091    4,239     9,611    10,139
Cost and expenses:
  Cost of products sold            288      215       662       669
  Cost of services and others    1,220    1,236     2,688     3,004
  Research and development
    expenses                       701      653     1,352     1,268
  Selling, general &
    administrative expenses      4,906    3,663     8,757     7,550
  Loss from unconsolidated
    company                          -        -         -     1,512
                               -------  -------   -------   -------
  Operating loss                (3,024)  (1,528)   (3,848)   (3,864)

Other expense                       48      535       140       975
                               -------  -------   -------   -------
Net loss                       $(3,072) $(2,063)  $(3,988)  $(4,839)
                               =======  =======   =======   =======

Basic and diluted net loss
  per share                    $  (.12) $  (.09)  $  (.16)  $  (.22)
                               =======  =======   =======   =======

Shares used in basic and
  diluted per share
  calculation                   25,978   21,908    24,928    21,643
                               =======  =======   =======   =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)

                                                                      (UNAUDITED)
                                                                    Six Months Ended
                                                                        March 31,
                                                                    2000       1999
                                                                  --------   --------
Cash flows provided by (used in) operating activities:
  Net loss                                                        $(3,988)   $(4,839)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Loss from unconsolidated company                                    -      1,512
    Discount on subordinated debenture                                  -        555
    Interest accrued on convertible
     subordinated debenture                                             -        347
    Amortization of capitalized financing costs                         -        308
    Depreciation and amortization                                   1,090      1,040
    Provision for doubtful accounts                                   106        (33)
    Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                        786       (590)
    Refundable income taxes                                             2         (5)
    Increase in other current assets                               (1,219)      (779)
    Increase (decrease) in accounts payable                           161     (1,286)
    Decrease in accrued liabilities                                   (14)       (78)
    Increase in deferred revenue                                    4,954        696
                                                                  -------    -------
 Net cash provided by (used in)
  operating activities                                              1,878     (3,152)
                                                                  -------    -------
Cash flows provided by (used in) investing activities:
    Acquisition of fixed assets                                      (372)      (109)
    Investment in unconsolidated company                                -     (1,512)
    Capitalized software development costs                           (811)      (219)
    Purchased technology                                                -       (250)
    Decrease in (purchase of) other assets                            (38)        15
                                                                  -------    -------
 Net cash used in investing activities                             (1,221)    (2,075)
                                                                  -------    -------

              ZITEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)

                                                                      (UNAUDITED)
                                                                    Six Months Ended
                                                                        March 31,
                                                                     2000      1999
                                                                   --------  -------
Cash flows provided by financing activities:
   Issuance of common stock                                        $   115   $   110
   Issuance of subordinated debentures                                   -     4,782
                                                                   -------   -------
 Net cash provided by financing activities                             115     4,892
                                                                   -------   -------
 Net increase (decrease) in cash                                       772      (335)
Cash and cash equivalents, beginning of year                         1,670     6,589
                                                                   -------   -------
Cash and cash equivalents, end of period                           $ 2,442   $ 6,254
                                                                   =======   =======

Supplemental non-cash investing and
  financing activities:
  Capitalized financing costs                                      $     -   $   218
                                                                   =======   =======
  Common stock purchase warrants                                   $     -   $   128
                                                                   =======   =======
  Conversion of subordinated debentures
    and accrued interest                                           $     -   $ 4,912
                                                                   =======   =======
  Conversion of preferred stock                                    $ 2,000         -
                                                                   =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               ZITEL CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

2.  Recent Accounting Pronouncements:
    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

    FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the Company.

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

3.  Other Assets:
    Other assets consist of the following:

                                       March 31,    September 30,
                                         2000            1999
                                     ------------   -------------
    Goodwill                            $ 2,768        $ 2,768
    Purchased technology                  2,588          2,588
    Other assets                          1,595          1,782
    Less accumulated amortization        (2,719)        (3,036)
                                        -------        -------
                                        $ 4,232        $ 4,102
                                        =======        =======

4.  Business Combinations:
    On October 19, 1999, the Company acquired Telemetrics Systems Corporation, a company domiciled in Berne, Switzerland. The purchase price consisted of cash payments totaling $1.2 million in exchange for the net assets of the acquired company. No goodwill was generated by the transaction. The acquisition was accounted for using the purchase method of accounting; accordingly, the total purchase price of $1.2 million was allocated to the net assets acquired based upon their estimated fair values. The operating results of the acquired company from October 19, 1999 through March 31, 2000, are included in the consolidated results of operations. The wholly-owned subsidiary of the Company is now named Datametrics Systems AG.

5.  Common Stock:
    Common stock activity for the period from October 1, 1999 through March 31, 2000 is as follows:

                                              Common Stock     Common Stock
                                                 Shares           Amount
                                              ------------     ------------
     Balance at September 30, 1999               24,896           $71,340
     Conversion of preferred stock                1,306             2,000
     Exercise of stock options                       24                83
     Employee stock purchase                         38                32
                                                 ------           -------
     Balance at March 31, 2000                   26,264           $73,455
                                                 ======           =======

6. During the quarter ended March 31, 2000, the Company entered into a sublease for the remaining portion of its existing Fremont facilities. The rental due under this sublease are less than the rental paid by the Company and, as a result, a loss on the sublease in the amount of $371,000 was recognized in selling, general and administrative expense during the quarter.

7.  Income Taxes:
    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the various favorable tax components.

8.  Earnings Per Share ("EPS"):
    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the three and six months ended March 31, 2000 and 1999:

                                             Three Months Ended Six Months Ended
                                                  March 31,         March 31,
                                             ------------------ ----------------
                                               2000      1999     2000     1999
                                             -------   -------  -------  -------
                                                 (unaudited)       (unaudited)
Numerator - Basic and Diluted EPS
  Net loss                                   $(3,072)  $(2,063) $(3,988) $(4,839)
                                             =======   =======  =======  =======
Denominator - Basic EPS
  Common stock outstanding                    25,978    21,908   24,928   21,643
  Common equivalent stock                          -         -        -        -
                                             -------   -------  -------  -------
                                              25,978    21,908   24,928   21,643
                                             -------   -------  -------  -------
Basic loss per share                         $  (.12)  $  (.09) $  (.16) $  (.22)
                                             =======   =======  =======  =======

Denominator - Diluted EPS
  Denominator - Basic EPS                     25,978    21,908   24,928   21,643
  Effect of Dilutive Securities:
    Common stock options                           -         -        -        -
    Convertible preferred stock                    -         -        -        -
                                             -------   -------  -------  -------
                                              25,978    21,908   24,928   21,643
                                             -------   -------  -------  -------
Diluted loss per share                       $  (.12)  $  (.09) $  (.16) $  (.22)
                                             =======   =======  =======  =======

    For the quarter and six-month period ended March 31, 2000, options to purchase 852 thousand and 523 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and six-month period ended March 31, 1999, options to purchase 92 thousand and 108 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

9.  Segment Information
    Through October 1999, the Company had two reportable segments - Datametrics and Year 2000 Services. The Datametrics business segment develops and markets E-business performance management software solutions. The Year 2000 segment provided service to review software code and identify areas within the code where Year 2000 problems might occur. Following completion of the remaining contract outstanding at September 30, 1999, the Company ceased providing these Year 2000 services in October 1999.

    The following table presents certain segment financial information (in thousands) for the quarters ended March 31:

                         Three Months Ended   Six Months Ended
                               March               March
                           2000       1999      2000      1999
                         -------    -------   -------   -------
Revenue:
Datametrics              $ 4,091    $ 3,951   $ 9,220   $ 9,372
Year 2000                      -        288       391       767
                         -------    -------   -------   -------
Total                    $ 4,091    $ 4,239     9,611   $10,139
                         =======    =======   =======   =======

Loss from Operations
Datametrics              $(3,024)   $(1,342)  $(3,820)  $(3,694)
Year 2000                      -       (186)      (28)     (170)
                         -------    -------   -------   -------
Total                    $(3,024)   $(1,528)  $(3,848)  $(3,864)
                         =======    =======   =======   =======

    The table below presents net sales (in thousands) by geographic area for the quarters ended March 31:

                         Three Months Ended   Six Months Ended
                                March               March
                           2000       1999      2000      1999
                         -------    -------   -------   -------
Net sales:
North America            $ 2,801    $ 2,580   $ 3,284   $ 6,200
International              1,290      1,659     3,327     3,939
                         -------    -------   -------   -------
Total                    $ 4,091    $ 4,239   $ 9,611   $10,139
                         =======    =======   =======   =======

    The table below presents long-lived asset information (in thousands) by geographic area for the quarter ended March 31:

                                  2000            1990
                                 ------          ------
Long-lived assets:
US                               $4,405          $4,178
International                       566             662
                                 ------          ------
Total                            $4,971          $4,840
                                 ======          ======

10. Comprehensive Loss
    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss as reported for each of the periods presented in these condensed consolidated financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded a net loss of $3,072,000 ($0.12 per share) for the quarter ended March 31, 2000 compared with a net loss of $2,063,000 ($0.09 per share) for the same quarter of the prior year. Weighted average shares outstanding for the current quarter were 25,978,000 compared to 21,908,000 for the same quarter of the prior year. For the six months ended March 31, 2000, the net loss was $3,988,000 ($0.16 per share) compared with a net loss of $4,839,000 ($0.22 per share) for the same period a year earlier. Year-to-date weighted average shares were 24,928,000 versus 21,643,000 in the prior year.

Total net sales for the current quarter was $4,091,000 versus total net sales of $4,239,000 for the same quarter of the prior year, a decrease of $148,000. Prior year's net sales included $3,470,000 related to the current business of performance management software. For the six months ended March 31, 2000, total net sales was $9,611,000 versus total net sales of $10,139,000 for the same period a year earlier, a decrease of $528,000. Prior year's net sales included $8,233,000 related to current business.

Gross margin for the quarter ended March 31, 2000 was 63% of net sales compared to 66% of net sales for the same quarter of the prior year. The decrease in gross margin percentage is primarily attributable to the increased staffing in support and services. For the six months ended March 31, 2000, gross margin was 65% of net sales compared to 64% of net sales for the same period a year earlier. The improvement in gross margin percentage is higher as a result of increased net sales of software in the first quarter offset, in part, by the increase in staffing in support and services discussed above. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins maybe affected by several factors, including the mix of products sold and price competition.

Research and development expenses for the quarter ended March 31, 2000 were 17% of net sales compared to 15% for the same quarter of the prior year. For the six months ended March 31, 2000, research and development expenses were 14% of net sales compared to 13% of net sales for the same period a year earlier. The percentage increase as a percent of net sales for the quarter and six month comparison year to year, is primarily a result of lower net sales during both periods, as spending increased only $48,000 and $84,000, for the quarter and six month period, respectively.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2000 were 120% of net sales versus 86% of net sales for the same period a year earlier. Actual spending increased $1,243,000. For the six months ended March 31, 2000, SG&A expenses were 91% of net sales compared to 74% of net sales for the same period a year earlier. Actual spending increased $1,207,000. The increased spending in both periods is attributable to increased salaries and related benefits related to additional sales and marketing personnel, increased travel and entertainment, increased consulting and professional services and higher distributor commissions. In addition, during the current quarter, a loss of approximately $371,000 was incurred in the sublease of the Company's facility in Fremont (CA).

Other expense was $48,000 for the quarter just ended versus $535,000 in the same quarter of the prior year. For the current quarter, other expense was primarily due to the interest expense incurred on the factoring of accounts receivable. For the comparable quarter of the prior year, other expense was primarily attributable to $633,000 interest and related expense on the 3% convertible subordinated debentures, partially offset by interest income of $155,000.

For the six months ended March 31, 2000, other expense was $140,000 versus $975,000 for the same period a year earlier. For the current six-month period, other expense consisted primarily of translation losses. For the comparable period of the prior year, other expense included $1,127,000 interest expense related to the convertible subordinated debentures, partially offset by interest income of $323,000.

Liquidity and Capital Resources

During the six-month period ended March 31, 2000, working capital decreased $4,004,000 and cash flow provided by operating activities was $1,878,000. Cash provided by operating activities resulted primarily from an increase in deferred revenue of $4,954,000, a decrease in accounts receivable of $786,000 and depreciation and amortization charges of $1,090,000, offset by the net loss of $3,988,000 and an increase in other current assets of $1,219,000.

Net cash used in investing activities of $1,221,000 is primarily made up of $811,000 in capitalized software development costs and $372,000 in acquisition of fixed assets. Net cash provided by financing activities of $115,000 was comprised of $32,000 from the sale of stock under the Company's employee stock purchase plan and $83,000 from stock options exercised.

Non-cash transactions consisted of the conversion of 200,000 shares of preferred stock for 1,306,122 shares of common stock.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the Company.

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

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at March 31, 2000. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning pending legal proceedings, see report on Form 10-K for the year ended September 30, 1999.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on March 9, 2000. A total of 24,227,717 shares of the Company's Common Stock out of a total 24,938,811 shares outstanding on the record date for the meeting were represented and voted in person or by proxy.

At the annual meeting, all eight directors were nominated and re-elected to the Board of Directors by a vote of at least 23,918,638 shares in favor and at least 298,921 shares withholding authority to vote.

The shareholders approved the adoption of an amendment to the 1990 Stock Option Plan, as amended. To ensure that the Company can continue to grant options and other stock-based awards to employees, directors and consultants at levels determined appropriate by the Board and Compensation Committee of the Board, on November 2, 1999, the Board approved the 2000 Equity Incentive Plan (the "Incentive Plan"). The total number of shares authorized for issuance under the Incentive Plan is 1,000,000. The motion was carried by a vote of 23,260,692 shares voting for, 832,149 dissenting votes and 135,153 abstaining votes.

The shareholders approved the adoption of an amendment to the 1995 Non-Employee Directors' Stock Option Plan, as amended, to provide that the number of shares of Common Stock reserved for issuance under such Plan be increased by 150,000 shares. The motion was carried by a vote of 23,140,678 shares voting for, 962,922 dissenting votes and 124,394 abstaining votes.

Item 5.  Other Information

                          Risk Factors

Recent Levels of Net Sales Have Been Insufficient

Zitel has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Zitel sustained substantial operating losses and net losses in fiscal years 1997 through 1999. The Company must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense level in order to remain a viable operating entity. There is no assurance that Zitel can achieve these objectives.

Significant Losses

For the first half of fiscal year 2000, the Company reported a net loss of $3,988,000. The Company reported a total net loss for fiscal year 1999 of $13,103,000. The Company reported total net losses of $43,205,000 and $17,501,000 for fiscal years 1998 and 1997, respectively.

The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there will be no additional funding. The Company has subleased its Fremont, CA headquarters and, in April 2000, moved to substantially smaller and less costly premises.

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

Zitel Stock Price Has Been Volatile

The price of Zitel's Common Stock has been subject to extreme volatility during fiscal year 1998, as the closing bid price has ranged between a low of 2 7/32 and a high of 23 5/8. Zitel feels that one of the reasons for this volatility was rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm. The price of Zitel's Common Stock during fiscal year 1999 demonstrated significantly less volatility, ranging from the low closing bid price of 1 7/32 to the high closing bid price of 6 15/32. In the first half of fiscal year 2000, such price ranged between a low of 21/32 and a high of 6 5/8.

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

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the Company expects that the acquisition of companies headquartered and operating in the United Kingdom, The Netherlands, Germany, and Switzerland, respectively, will result in international sales representing an increasingly significant portion of the Company's net sales.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands, Germany, or Switzerland.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the second quarter ended March 31, 2000.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZITEL CORPORATION


Date:  April 25, 2000             /s/ Anna M. McCann
                                  Anna M. McCann
                                  Chief Financial Officer