Form 10-Q
period 2000-06-30
FORTEL INC /CA/
filed 2000-08-10
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000

                                or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-12194

              FORTEL INC. (formerly Zitel Corporation)
      (Exact name of Registrant as specified in its charter)

           California                        94-2566313
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)       Identification No.)

     46832 Lakeview Boulevard                94538-6543
        Fremont, California                  (Zip Code)

(Address of principal executive offices)

Registrant's telephone number, including area code:  (510) 440-9600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 was 26,706,967.

                  FORTEL INC. AND SUBSIDIARIES

                             INDEX

                                                            Page
                                                           Number

PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets

       June 30, 2000 (unaudited) and September 30, 1999 ......  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three and Nine Months

        Ended June 30, 2000 and 1999..........................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Nine Months Ended

       June 30, 2000 and 1999 ................................  5

     Notes to Condensed Consolidated

       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results

              of Operations .................................. 14

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk ................................. 17

PART II.   Other Information

  Item 1.  Legal Proceedings ................................. 19

  Item 2.  Changes in Securities ............................. 19

  Item 3.  Defaults Upon Senior Securities ................... 19

  Item 4.  Submission of Matters to a Vote of
           Security Holders .................................. 19

  Item 5.  Other Information ................................. 19

  Item 6.  Exhibits and Reports on Form 8-K .................. 26

                   FORTEL INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS

                           ($000's)

                                      (unaudited)   (audited)
                                        June 30,  September 30,
                                         2000         1999
                                       ---------  -------------
     ASSETS
Current assets:
  Cash and cash equivalents            $ 1,280       $ 1,670
  Accounts receivable, net               4,717         3,719
  Refundable taxes                         204           205
  Other current assets                   1,296         1,218
                                       -------       -------
    Total current assets                 7,497         6,812

Fixed assets, net                          864           738
Other assets, net                        3,729         4,102
                                       -------       -------
  Total assets                         $12,090       $11,652
                                       =======       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 3,408       $ 2,568
  Accrued liabilities                    1,314         1,114
  Short-term debt                          970             -
  Deferred revenue                       3,491         2,073
                                       -------       -------
    Total current liabilities            9,183         5,755

Shareholders' equity:

  Preferred stock                            -         2,000
  Common stock                          74,281        71,340
  Accumulated deficit                  (71,374)      (67,443)
                                       -------       -------
  Total shareholders' equity             2,907         5,897
                                       -------       -------
  Total liabilities and
    shareholders' equity               $12,090       $11,652
                                       =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FORTEL INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (UNAUDITED)
              (In thousands except per share data)

                                      Three Months Ended   Nine Months Ended
                                           June 30,            June 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       -------    -------  --------  --------

Net product sales                      $ 5,123    $ 1,695  $ 10,156  $  6,186
Services and other                       2,668      4,623     7,246    10,271
                                       -------    -------  --------  --------
  Net sales                              7,791      6,318    17,402    16,457
Cost and expenses:
  Cost of products sold                    976        255     1,638       924
  Cost of services and other             1,445      3,172     4,133     6,176
  Research and development
    expenses                             1,184        749     2,536     2,017
  Selling, general &
    administrative expenses              5,138      3,920    13,895    11,470
Loss from unconsolidated company             -          -         -     1,512
                                       -------    -------  --------  --------
  Operating loss                          (952)    (1,778)   (4,800)   (5,642)

Other (income) expense                  (1,009)        62      (869)    1,037
                                       -------    -------  --------  --------
Net income (loss)                      $    57    $(1,840) $ (3,931) $ (6,679)
                                       =======    =======  ========  ========

Basic income (loss) per share          $   .00    $  (.08) $   (.15) $   (.31)
                                       =======    =======  ========  ========

Number of shares used in basic income

  (loss) per share calculations         26,386     21,930    25,760    21,739
                                       =======    =======  ========  ========

Diluted income (loss) per share        $   .00    $  (.08) $   (.15) $   (.31)
                                       =======    =======  ========  ========

Number of shares used in diluted income
  (loss) per share calculations         27,019     21,930    25,760    21,739
                                       =======    =======  ========  ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                  FORTEL INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            ($000's)

                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                       June 30,
                                                    2000      1999
                                                  --------  --------

Cash flows provided by (used in) operating
  activities:
  Net loss                                        $ (3,931) $ (6,679)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Issuance of common stock in
     settlement of lawsuit                             787         -
    Loss from unconsolidated company                     -     1,512
    Discount on subordinated debenture                   -       555
    Interest accrued on convertible
     subordinated debenture                              -       379
    Amortization of capitalized financing costs          -       362
    Depreciation and amortization                    1,628     1,673
    Provision for doubtful accounts                    217       166
    Change in operating assets and liabilities:
    Increase in accounts receivable                 (1,215)   (2,146)
    Decrease (increase) in refundable income taxes       1        (4)
    Increase in other current assets                   (78)     (801)
    Increase (decrease) in accounts payable            840      (788)
    Increase (decrease) in accrued liabilities         200      (496)
    Increase in deferred revenue                     1,418       167
                                                  --------   -------
 Net cash used in operating activities                (133)   (6,100)
                                                  --------   -------
Cash flows provided by (used in) investing activities:
    Acquisition of fixed assets                       (676)     (144)
    Investment in unconsolidated company                 -    (1,512)
    Capitalized software development costs            (680)     (260)
    Purchased technology                                 -      (250)
    Decrease in (purchase of) other assets             (25)        7
                                                  --------   -------
 Net cash used in investing activities              (1,381)   (2,159)
                                                  --------   -------

                   FORTEL INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (continued)

                            ($000's)

                                                     (UNAUDITED)
                                                   Nine Months Ended
                                                        June 30,
                                                    2000       1999
                                                  --------   -------

Cash flows provided by financing activities:
   Proceeds from short-term debt                   $   970   $     -
   Issuance of common stock                            154       156
   Issuance of subordinated debentures                   -     4,782
                                                   -------   -------
 Net cash provided by financing activities           1,124     4,938
                                                   -------   -------
 Net decrease in cash and cash equivalents            (390)   (3,321)
Cash and cash equivalents, beginning of year         1,670     6,589
                                                   -------   -------
Cash and cash equivalents, end of period           $ 1,280   $ 3,268
                                                   =======   =======

Supplemental non-cash investing and financing activities:

  Capitalized financing costs                      $     -   $   218
                                                   =======   =======
  Common stock purchase warrants                   $     -   $   128
                                                   =======   =======
  Conversion of subordinated debentures
    and accrued interest                           $     -   $ 4,912
                                                   =======   =======
  Conversion of preferred stock                    $ 2,000   $     -
                                                   =======   =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FORTEL INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)
            (Amounts in thousands except per share data)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 1999 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

2.  Recent Accounting Pronouncements:

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

    FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the effects of the conclusions which are specific to events after December 15, 1998 and January 12, 2000 will not have a material effect on the financial position and results of operation on adoption of FIN 44. In addition, management believes that the adoption of the other conclusions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that, based on information currently available, the adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the guidance given in SAB 101 is still under discussion by the Securities and Exchange Commission and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. Management believes that the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations.

3.  Other Assets:

    Other assets consist of the following:

                                        June 30,    September 30,
                                          2000           1999
                                        --------    -------------
    Goodwill                            $ 2,768        $ 2,768
    Purchased technology                  2,588          2,588
    Other assets                          2,487          1,782
    Less accumulated amortization        (4,114)        (3,036)
                                        -------        -------
                                        $ 3,729        $ 4,102
                                        =======        =======

4.  Business Combinations:

    In October 1999, the Company acquired Telemetrics Systems AG, a company domiciled in Berne, Switzerland. The purchase price consisted of cash payments totaling $1.2 million in exchange for the net assets of the acquired company. No goodwill was generated by the transaction. The acquisition was accounted for using the purchase method of accounting; accordingly, the total purchase price of $1.2 million was allocated to the net assets acquired based upon their estimated fair values. The operating results of the acquired company from October 1999 through June 30, 2000, are included in the consolidated results of operations. The wholly-owned subsidiary of the Company is now named FORTEL A.G.

5.  Common Stock:

    Common stock activity for the period from October 1, 1999 through June 30, 2000 is as follows:

                                             Common Stock     Common Stock
                                                Shares           Amount
                                             ------------     ------------
    Balance at September 30, 1999               24,896           $71,340
    Conversion of preferred stock                1,306             2,000
    Issued in settlement of lawsuit                387               787
    Exercise of stock options                       24                64
    Employee stock purchase                         94                90
                                                ------           -------
    Balance at June 30, 2000                    26,707           $74,281
                                                ======           =======

6.  Legal Proceedings:

    During the quarter ended June 30, 2000, the Company's two outstanding legal proceedings were settled, resulting in a net gain of approximately $1.0 million, which was recorded in other income. In the first, the Company's suit against a vendor was settled on May 15, 2000. The Company received $2.5 million in cash ($1.8 million after attorney fees) which was recorded in other income as a gain from settlement of a vendor lawsuit. In the second, a complaint for Breach of Contract, Declaratory Relief and Specific Performance, against the Company, was settled on May 31, 2000. The Company issued 387,500 shares of the Company's common stock, resulting in a charge of $787 thousand to other expense as a loss from settlement of litigation.

7.  Income Taxes:

    The benefit for income taxes was fully offset by a valuation allowance due to the uncertainty surrounding the realization of the favorable tax attributes.

8.  Earnings Per Share (EPS):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follow (in thousands, except per share amounts):

                                Three Months Ended Nine Months Ended
                                      June 30,          June 30,
                                ------------------ -----------------
                                  2000      1999     2000      1999
                                -------   -------  -------   -------
                                    (unaudited)        (unaudited)

Numerator - Basic and Diluted EPS

  Net income (loss)             $    57   $(1,840) $(3,931)  $(6,679)
                                =======   =======  =======   =======
Denominator - Basic EPS

  Common stock outstanding       26,386    21,930   25,760    21,739
  Common equivalent stock             -         -        -         -
                                -------   -------  -------   -------
                                 26,386    21,930   25,760    21,739
                                -------   -------  -------   -------
Basic income (loss) per share   $   .00   $  (.08) $  (.15)  $  (.31)
                                =======   =======  =======   =======

Denominator - Diluted EPS

  Denominator - Basic EPS        26,386    21,930   25,760    21,739
  Effect of Dilutive Securities:
    Common stock options            633         -        -         -
                                -------  --------  -------   -------
                                 27,019    21,930   25,760    21,739
                                -------   -------  -------   -------
Diluted income (loss) per share $   .00   $  (.08) $  (.15)  $  (.31)
                                =======   =======  =======   =======

    For the quarter and nine-month period ended June 30, 2000, options to purchase 633 thousand and 559 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the quarter and nine-month period ended June 30, 1999, options to purchase 3 thousand and 73 thousand shares, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

9.  Segment Information:

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

    The following table presents certain segment financial information (in thousands):

                         Three Months Ended   Nine Months Ended
                                June                 June
                           2000       1999      2000      1999
                         -------    -------   -------   -------
Revenue:

Datametrics              $ 7,791    $ 3,662   $17,011   $13,035
Year 2000                      -      2,656       391     3,422
                         -------    -------   -------   -------
Total                    $ 7,791    $ 6,318   $17,402   $16,457
                         =======    =======   =======   =======

Income (loss) from Operations:

Datametrics              $  (952)   $(2,227)  $(4,772)  $(5,872)
Year 2000                      -        449       (28)      230
                         -------    -------   -------   -------
Total                    $  (952)   $(1,778)  $(4,800)  $(5,642)
                         =======    =======   =======   =======

    The table below presents net sales (in thousands) by geographic area for the periods ended June 30:

                         Three Months Ended   Nine Months Ended
                                 June                June
                           2000       1999      2000      1999
                         -------    -------   -------   -------
North America            $ 5,558    $ 1,987   $10,837   $ 7,596
U.K.                       1,317      1,368     3,892     4,008
Australia                      0      2,655         0     3,422
Other                        916        308     2,673     1,431
                         -------    -------   -------   -------
Total                    $ 7,791    $ 6,318   $17,402   $16,457
                         =======    =======   =======   =======

    The table below presents long-lived asset information (in thousands) by geographic area:

                                 June 30,      September 30,
                                   2000            1999
                                 --------     -------------
Long-lived assets:

U.S.                              $4,072          $4,178
International                        521             662
                                  ------          ------
Total                             $4,593          $4,840
                                  ======          ======

Major Customers:

Sales to one customer amounted to 44% and 20% of net sales for the quarter and nine-month period ended June 30, 2000, respectively.

10.  Comprehensive Loss:

    The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive income
(loss) and net income (loss) as reported for each of the periods presented in these condensed consolidated financial statements.

11. Subsequent Event:

    On July 18, 2000, the Company closed a private placement of the Company's common stock with two institutional investors. The Company received gross proceeds of $5,000,000 in the transaction in exchange for the issuance of 2,191,781 shares of common stock. The purchase price per share of $2.28 was equal to the average closing bid price of the common stock as reported by Bloomberg Information Services, Inc. on the five trading days prior to the transaction.

The purchasers also received repricing warrants for each share of common stock purchased which expire (1) automatically after eighteen months from the date of issuance, (2) on the sale of the common stock by the investors and (3) on any date, after the effective date of the registration of shares, when the closing price of the Company's stock has been above $4.5625 for a period of twenty-two consecutive trading days.

The repricing warrant may be exercised at an exercise price of $.001 on any date which the average of the two lowest closing prices in the previous ten trading days is lower than $2.7375. The earliest that a repricing notice may be submitted is twenty-two trading days after the closing date. The number of shares that the warrant may be exercised for is calculated by the product of the number of shares of the original issuance subject to the repricing warrant and the difference between $2.7375 and the average calculated above.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

Result of Operations

The Company recorded net income of $57,000 ($0.00 per share) for the quarter ended June 30, 2000 compared with a net loss of $1,840,000 ($0.08 per share) for the same quarter of the prior year. Weighted average shares outstanding for the current quarter were 27,019,000 compared to 21,930,000 for the same quarter of the prior year. For the nine months ended June 30, 2000, the net loss was $3,931,000 ($0.15 per share) compared with a net loss of $6,679,000 ($0.31 per share) for the same period a year earlier. Year-to-date weighted average shares were 25,760,000 versus 21,739,000 in the prior year.

Total net sales for the current quarter was $7,791,000 versus total net sales of $6,318,000 for the same quarter of the prior year, an increase of $1,473,000 or 23%. The prior year included revenue of $2,656,000 from the sale of Year 2000 services, which the Company ceased providing in October 1999. Net sales of software licenses and related services increased 113% versus the same quarter of the prior year. For the nine months ended June 30, 2000, total net sales was $17,402,000 versus $16,457,000 for the same period of the prior year, an increase of $945,000 or 6%. Included in the prior year was revenue of $3,422,000 from the sale of Year 2000 services. Net sales of software licenses and related services increased 31% versus the same period of the prior year. Sales to one customer amounted to 44% and 20% of net sales for the quarter and nine-month period ended June 30, 2000, respectively.

Gross margin as a percent of net sales was 69% for the quarter ended June 30, 2000 compared to 46% for the same quarter of the prior year. For the nine-month period ended June 30, 2000, gross margin was 67% versus 57% for the same period of the prior year. The improvement in gross margin percentage during the current quarter and nine-month period is primarily attributable to product mix. Future gross margins may be affected by several factors including mix of products sold, the price of products sold and price competition.

Research and development expenses for the quarter ended June 30, 2000 were $1,184,000 or 15% of total net sales compared with $749,000 or 12% of total net sales for the same quarter of the prior year. Actual spending increased $435,000. For the nine-month period ended June 30, 2000, research and development expense was $2,536,000 or 15% of total net sales compared with $2,017,000 or 12% of total net sales for the same period of the prior year. Actual spending increased $519,000. The increase in spending during both periods was attributable to increased development costs.

Selling, general and administrative (SG&A) expenses were $5,138,000 or 66% of total net sales versus $3,920,000 or 62% of total net sales for the same quarter of the prior year. Actual spending increased $1,218,000. For the nine-month period ended June 30, 2000, SG&A was $13,895,000 or 80% of total net sales versus $11,470,000 or 70% of total net sales for the same period of the prior year. Actual spending increased $2,425,000. The increased spending in both periods is attributable to increased salaries and related benefits related to additional sales and marketing personnel, increased travel and entertainment, increased consulting and professional services and higher commission costs. In addition, during the current quarter, approximately $520,000 was incurred related to the re-launch of the Company and its new SightLine product. A loss of approximately $371,000, related to the sublease of the Company's facility in Fremont (CA), was incurred during the second quarter of the current fiscal year. Additional legal expense of approximately $175,000 was incurred during the current quarter related to a lawsuit settled during the quarter.

Other income was $1,009,000 and $869,000 for the quarter and nine-month period ended June 30, 2000, respectively. Included in other income in the current quarter was a gain of approximately $1,800,000 related to the favorable settlement of a vendor lawsuit. In addition, a charge of approximately $800,000 related to the issuance of 387,500 shares of the Company's common stock, in settlement of a lawsuit filed against the Company, is also included in other income in the current quarter. For the same quarter and nine-month period of the prior year, other expense was $62,000 and $1,037,000, respectively. Included in other expense in the quarter and nine-month period of the prior year was primarily interest expense related to a convertible subordinated debenture.

Liquidity and Capital Resources

During the nine-month period ended June 30, 2000, working capital decreased $2,743,000 and cash flow utilized by operating activities totaled $133,000. Cash utilized by operating activities resulted primarily from the net loss of $3,931,000 and an increase in accounts receivable of $1,215,000, offset by an increase in deferred revenue of $1,418,000, an increase in accounts payable and accrued liabilities of $1,040,000 and depreciation and amortization charges of $1,628,000.

Net cash used in investing activities of $1,381,000 consists of $680,000 in capitalized software development costs and $676,000 in acquisition of fixed assets. Net cash provided by financing activities was $154,000, resulting primarily from the sale of stock under the Company's employee stock purchase plan.

Management believes that the Company will be able to meet its cash requirement needs for the next twelve months from cash on hand, other working capital, cash flow from operations augmented by an available accounts receivable factoring arrangement. In addition, on July 18, 2000, the Company closed a private placement of the Company's common stock and received gross proceeds of $5,000,000.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the effects of the conclusions which are specific to events after December 15, 1998 and January 12, 2000 will not have a material effect on the financial position and results of operation on adoption of FIN 44. In addition, management believes that the adoption of the other conclusions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that, based on information currently available, the adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the guidance given in SAB 101 is still under discussion by the Securities and Exchange Commission and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for the Company in fiscal year 2001 and will not require retroactive restatement of prior period financial statements. Management believes that the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations.

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 2000. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

-------------------------------------------------------------
Fortel and SightLine are trademarks of Fortel Inc.
All other product names and brand names are trademarks or registered trademarks of their respective holders.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During the quarter ended June 30, 2000, the Company's two outstanding legal proceedings were settled, resulting in a net gain of approximately $1.0 million, which was recorded in other income. In the first, the Company's suit against a vendor was settled on May 15, 2000. The Company received $2.5 million in cash ($1.8 million after attorney fees) which was recorded in other income as a gain from settlement of a vendor lawsuit. In the second, a complaint for Breach of Contract, Declaratory Relief and Specific Performance, against the Company, was settled on May 31, 2000. The Company issued 387,500 shares of the Company's common stock, resulting in a charge of $787 thousand to other expense as a loss from settlement of litigation.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

                          Risk Factors

Recent Levels of Net Sales Have Been Insufficient

Fortel has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Fortel sustained substantial operating losses and net losses in fiscal years 1997 through 1999 and the nine months ended June 30, 2000. The Company must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense level in order to remain a viable operating entity. There is no assurance that Fortel can achieve these objectives.

Significant Losses

For the first nine months of fiscal year 2000, the Company reported a net loss of $3,931,000. The Company reported a total net loss of $13,103,000 and $43,205,000 for fiscal years 1999 and 1998, respectively.

The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there will be no additional funding. The Company has subleased its Fremont (CA) headquarters and, in April 2000, moved to substantially smaller and less costly premises.

The Company continues to consider options and take actions necessary to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

Fluctuations in Quarterly Results

Fortel's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

     .The level of competition, the size, timing, cancellation or rescheduling of significant orders;

     .Market acceptance of new products and product enhancements;

     .New product announcements or introductions by Fortel's competitors;

     .Deferrals of customer orders in anticipation of new products or product enhancements;

     .Changes in pricing by Fortel or its competitors;

     .The ability of Fortel to develop, introduce and market new products and product enhancements on a timely basis;

     .Fortel's success in expanding its sales and marketing programs;

     .Technological changes in the market for Fortel's products;

     .Product mix and the mix of sales among Fortel's sales channels;

     .Levels of expenditures on research and development;

     .Changes in Fortel's strategy; personnel changes; and,

     .General economic trends and other factors.

Due to all of the foregoing factors, Fortel believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

Fortel Stock Price Has Been Volatile

The price of Fortel's Common Stock has been subject to extreme volatility during fiscal year 1998, as the closing bid price has ranged between a low of 2 7/32 and a high of 23 5/8. Fortel feels that one of the reasons for this volatility was rumored progress of and rumored problems in the product development program and marketing efforts of MatriDigm. The price of Fortel's Common Stock during fiscal year 1999 demonstrated significantly less volatility, ranging from the low closing bid price of 1 7/32 to the high closing bid price of 6 15/32. During the first nine months of fiscal year 2000, such price ranged between a low of 21/32 and a high of 6 5/8.

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

Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Fortel trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently holds a United States patent on one of its software technologies. There can be no assurance that this patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

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

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company's net sales, and the Company expects that operations in the United Kingdom, The Netherlands, Germany, Switzerland, and France, respectively, will result in international sales representing an increasingly significant portion of the Company's net sales.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands, Germany, Switzerland, or France.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              During the period from April 1, 2000 through June 30, 2000, the Company filed the following current report on Form 8-K:

              Date of Report - Item(s) Reported:
              June 29, 2000    Certificate of Ownership and
                               Name Change

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FORTEL INC.

Date:  August 10, 2000            Anna M. McCann
                                  Anna M. McCann
                                  Chief Financial Officer