Form 10-K
period 2000-09-30
FORTEL INC /CA/
filed 2001-01-10
CIK 731647

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2000
                               OR
     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 0-12194

                           FORTEL INC.
     (Exact name of Registrant as specified in its charter)

              CALIFORNIA                          94-2566313
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)          Identification No.)

 46832 Lakeview Blvd., Fremont, California        94538-6543
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

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on November 30, 2000 (based upon the closing sale price of stock on such date) was $11,654,864. As of November 30, 2000, 29,250,267 shares of the Registrant's Common Stock were outstanding.

              Documents Incorporated by Reference:

Portions of the Company's 2000 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated With Fortel's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

References in this document to "Fortel", "we", "our" and "us" refer to Fortel Inc., a California corporation, its predecessors, and each of its subsidiaries.

Fortel and SightLine are trademarks of Fortel Inc. Zitel, Datametrics and ViewPoint are registered trademarks of Fortel Inc. VisualRoute, VisualPulse, VisualProfile, VisualAnalyze, VisualPoint, and the E-Business Performance Experts are trademarks of Fortel Inc. All other service marks, trademarks and registered trademarks are the property of their respective holders.

                             PART I

Item 1:  BUSINESS

Fortel Inc. ("Fortel" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. Fortel acquires, develops and markets eBusiness performance management solutions. Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in eBusiness infrastructure systems, professional services for existing and new customers, and software-based Internet tools. Fortel's SightLine and predecessor ViewPoint suites of software have been sold, supported and enhanced for more than 10 years for hundreds of customers in finance and banking, defense management, manufacturing, retail services and government.

The Company, originally named Zitel Corporation, was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high-performance data storage systems developed, marketed and sold by its data storage business. With the acquisition, in June 1997, of the business of Datametrics Systems Corporation, the Company commenced the transition to an information technology company. This transition was substantially accomplished in July 1998 when the Company sold its data storage business. In May 2000, the Company consolidated its businesses. Effective June 19, 2000 the Company completed a merger with Fortel Inc., a California corporation which merged into the Company. Effective June 19, 2000 the Company changed its name from Zitel Corporation to Fortel Inc.

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

                             General

Fortel develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems; professional services to enhance its offerings to existing and new customers; and software-based Internet tools.

With the re-launch of the Company in May 2000, the Company launched a new product suite called SightLine. SightLine is a blend of proven core technologies and new components that expand the functionality to provide advanced performance to the eBusiness marketplace. The Company markets and supports the high-end performance management suite of SightLine software utilized by enterprise intranets and eBusinesses for infrastructure data management that automatically alerts, analyzes, correlates, investigates, and reports on data center performance for mainframe computers, open systems, servers, and distributed network elements. In addition, the Company provides professional services to solve customers' design, planning, and implementation needs. Training is available to assist customers in preparing their staff for the improved performance environment, including training on performance products and methodologies. The Company sells its products through a direct sales force in the United States and Europe, and through distributors and partners worldwide. The Company provides both direct and indirect customer maintenance and support for its software products. The Company also continues to support and sell its first generation product suite, ViewPoint.

The Company markets software-based Internet tools to monitor and report on performance of Web sites, Web-hosting services, services offered by ISPs and ASPs, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business eCommerce). These products and services are primarily marketed and supported via the Web.

                      Products and Services

Software Products

On June 30, 1997, the Company concluded the acquisition of three companies primarily engaged in development and marketing of software products:
Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in the Netherlands. These entities combined with the Company's subsidiary, Performance & Modeling, Inc., to provide automated performance analysis and correlation software to solve computer performance problems of mainframe computers, open systems servers and distributed network systems. Corporate customers with significant investments in management information systems utilize these products to maximize efficiency of existing systems and planned system enhancements. Until the release of the SightLine suite of products in May 2000, the Company's primary suite of products was ViewPoint. The ViewPoint product suite automatically monitors, alerts, analyzes, and reports on potential performance problems before they happen, hence, improving service levels, minimizing risk, and facilitating planning for the future. ViewPoint is a real-time data collector of approximately 2,000 different system attributes. It operates on select computer mainframes (backend and e-commerce systems) and all major open systems and server platforms. While the data is collected on the computer system, ViewPoint allows the user to replay the real-time data on any Windows-based PC. Included in ViewPoint are extensive comparative and automatic analysis capabilities and an automatic correlation engine. ViewPoint has entered its end of life phase and will be supported through May of 2002.

The SightLine suite of software is a blend of proven core technologies from ViewPoint and new components that expand the functionality to provide advanced performance to the eBusiness marketplace. SightLine provides real-time eBusiness performance management solutions that assure the service-level management goals of eBusiness. It provides real-time analysis and correlation of end-to-end flows and critical paths, identifying key service level indicators in real-time and enabling proactive tuning and optimization.

SightLine software is component based, which allows the software to collect and aggregate information from an eBusiness, independent of platforms, networks or applications. SightLine also integrates information from third party monitoring tools and can communicate with management frameworks and platforms.

SightLine is made up of three major sets of components. SightLine Expert Advisor which analyzes and correlates heterogeneous information which highlight critical relationships between IT components in real-time. Advisor's progressive correlation and discovery capability provide true-cause and impact analysis, recommend and/or take corrective actions and alerts regarding critical service level functions.

SightLine Vision provides diverse views of eBusiness service levels, based on the specific needs of the user. eBusiness summary views, showing high-level service level status, are available for eBusiness management. SightLine Vision provides detailed views for IT executives, who may desire to monitor an individual tier or a component status. SightLine Vision offers in-depth views for individual components and services for technical management. All views are customizable and are provided via web-based interfaces and management consoles. SightLine Agents monitor the critical service level indicators of a specific eBusiness component by providing three types of agents. Power Agents provide in-depth monitoring of a wide range of indicators and are designed for situations where in-depth analysis or historical trending may be required. Summary Agents provide monitoring of critical indicators, and are designed for use where a snapshot "health" analysis is desired. Interface Agents integrate with third party monitoring tools and applications and collect information from these tools and consolidate the information with SightLine gathered information. SightLine Expert Advisor analyzes and transparently correlates third party information. SightLine interfaces to a variety of third party tools, including Unicenter from Computer Associates, TIVOLI from IBM, Remedy from Remedy Systems,
Keynote from Keynote Systems.

The complementary suite of Visual products (including the VisualRoute, VisualRoute Server, and VisualPulse products) provides Internet tools to monitor and report on service levels and response of Web sites, Web-hosting services, services offered by ISPs and ASPs, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business E-Commerce). Included in these products are advanced technologies, including Java and other Web-based functionality.

                                    Marketing

The Company's software products are sold through a direct sales force in the United States, the United Kingdom, the Netherlands, Germany, France and Switzerland, and through distributors and partners worldwide. The Company provides direct customer maintenance and support for its software products.

                        Research and Product Developments

During fiscal 2000, the Company invested in a number of development programs including Sightline suite of software. The Company's product family, SightLine, is made up of three major sets of components and accordingly pricing of product configurations varies widely. Expenditures for research and development activities were approximately $3,843,000, $3,022,000 and $6,419,000 in fiscal 2000, 1999 and 1998, respectively.

The performance monitoring software industry, in general, and the markets for the Company's products, in particular, are subject to extreme price competition, rapid technological change and evolving standards, resulting in relatively short product life cycles and continuous erosion of average selling prices. As a result, the Company must continually enhance its existing products and develop and introduce new products in an effort to maintain and increase net sales. The Company has experienced delays in completing the development of new products and may well encounter difficulties that could delay the products currently under development. There can be no assurance that the Company will be successful in its enhancement and development efforts or in achieving market acceptance of products developed.

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

                             Proprietary Technology

The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software and written materials, including documentation, under trade secret and copyright laws, which afford only limited protection. The Company has registered its Fortel and SightLine trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently has one United States patent. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

                                    Employees

At the end of fiscal 2000, the Company employed 118 persons on a full-time basis: 23 in research and development, 9 in customer support, 9 in consulting services, 8 in operations, 40 in sales and marketing, and 29 in general management and administration.

The Company believes that its further success will depend, in part, on its ability to attract and retain qualified employees, who are in great demand. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good.

                       Investment in MatriDigm Corporation

The Company invested $7.4 million to acquire a 31% interest in MatriDigm Corporation ("MatriDigm") from fiscal year 1996 through fiscal year 1998. The Company recorded approximately $624 thousand in losses under the equity method from the unconsolidated company during the year ended September 30, 1998. The Company also wrote off its investment in MatriDigm and fully reserved certain demand notes and bank guarantees during fiscal 1998.

The Company advanced MatriDigm an additional $4.9 million during fiscal year 1999. The Company paid $250 thousand during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. The Company also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5.1 million during fiscal year 1999 in the write-off of the license and all advances to the company.

An investment in the Company involves a high degree of risk. Please refer to information included under the caption "Risks Associated with Fortel's Business and Future Operating Results", below.

                     Risks Associated with Fortel's Business
                          and Future Operating Results

Recent Levels of Net Sales Have Been Insufficient

Fortel has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Operations in prior years were also partially funded by a stream of royalty payments under an agreement with IBM. This agreement was terminated in April 1998 for a lump sum payment of $740,000. Fortel sustained substantial operating losses and net losses in the fiscal years 1997 through 2000. Fortel must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that Fortel can achieve these objectives.

Significant Losses

The Company reported a total net loss for fiscal year 2000 of $8,653,000. The Company reported total net losses of $13,103,000, $43,205,000 and $17,501,000 for fiscal years 1999, 1998 and 1997, respectively.

The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there will be no additional funding. The Company has subleased its Fremont, CA headquarters, and moved to substantially smaller and less costly premises.

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

     -New product announcements or introductions by Fortel's competitors;

     -Deferrals of customer orders in anticipation of new products or product enhancements;

     -Changes in pricing by Fortel or its competitors;

     -The ability of Fortel to develop, introduce and market new products and product enhancements on a timely basis;

     -Fortel's success in expanding its sales and marketing programs;

     -Technological changes in the market for Fortel's products;

     -Product mix and the mix of sales among Fortel's sales channels;

     -Levels of expenditures on research and development;

     -Changes in Fortel's strategy; personnel changes; and,

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

Fortel Stock Price Has Been Volatile

The price of Fortel's Common Stock during fiscal year 2000 remained volatile, ranging from the low closing bid price of $.65625 to the high closing bid price of $6.625.

The Company was notified on December 18, 2000 by NASDAQ that it no longer satisfied the minimum bid price listing requirements. The Company's common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required. The Company will be provided 90 calendar days, or until March 19, 2001 to regain compliance. If at anytime before March 19, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum 10 consecutive trading days, NASDAQ will determine if the Company is in compliance. However, if the Company is unable to demonstrate compliance on or before March 19, 2001, NASDAQ will provide the Company with a written notification that NASDAQ has determined to delist the Company's common stock.
At that time, however, the Company may request a review of NASDAQ's determination. The potential de-listing of the Company's common stock may affect the trading liquidity and the price of the Company's common stock.

Competition

The market for E-Business and Internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. New companies will appear and may compete with certain of the Company's products and services. The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered. There can be no assurance that the Company's current competitors or new companies will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements. The Company believes that it competes favorably in each of these areas.

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

Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Fortel and SightLine trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently holds a United States patent on one of its software technologies. There can be no assurance that this patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

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

International Sales and Operations

Sales to customers outside the United States have accounted for 48%, 56% and 65% of the Company's net sales in fiscal 2000. 1999 and 1998, respectively. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, the Netherlands, or in Switzerland. Please refer to information included in Notes to Consolidated Financial Statements.

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

Anti-Takeover Provisions

Certain provisions of the Company's Articles of Incorporation, as amended and restated, and Bylaws, as amended, California law and the Company's indemnification agreements with certain officers and directors of the Company may be deemed to have an anti-takeover effect. Such provisions may delay, defer or prevent a tender offer or takeover attempt that one or more stockholders consider to be in the best interests of same, including attempts that might result in a premium over the market price for the shares held by stockholders.

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

On July 18, 2000, the Company, through a private placement, issued 2,191,781 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"), copies of which were filed with the Company's Current Report on Form 8-K filed on July 27, 2000. Proceeds of $4,726,500, net of placement agency and professional fees of $273,500, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341,126 shares of common stock of which 2,191,781 had been issued as of September 30, 2000. Should the market price of the Company's common stock fall below $1.12 per share, the Investors could demand that the Company request that shareholders authorize additional shares of common stock such that a $6,000,000 value be maintained by the Investors. In the event that such authorization not be obtained, the Investors could demand liquidating damages of up to $6,000,000.

Item 2:  PROPERTIES

Fortel leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, Rotterdam, the Netherlands, and Berne, Switzerland under non-cancelable operating leases which expire at various dates through the year 2010. Average annual rent is approximately $1.9 million per year for the next two years, less sublease income of approximately $929 thousand per year for the next two years.

Item 3:  LEGAL PROCEEDINGS

During the quarter ended June 30, 2000, the Company's two outstanding legal proceedings were settled, resulting in a net gain of approximately $1.0 million, which was recorded in other income. In the first, the Company's filed a suit against a VLSI Technology, Inc.(in the Superior Court of the State of California in and for the County of Santa Clara) This was settled on May 15, 2000. The Company received $2.5 million in cash ($1.8 million after attorney fees) which was recorded in other income as a gain from settlement of a vendor lawsuit.

In the second, Lynx Venture Partners I, LLC filed a complaint for Breach of Contract, Declaratory Relief and Specific Performance (in the Superior Court of the State of California in and for the County of Alameda), against the Company. This was settled on May 31, 2000. The Company issued 387,500 shares of the Company's common stock, resulting in a charge of $787 thousand to other expense as a loss from settlement of litigation.

As of September 30, 2000, there was no other pending legal proceedings against or in favor of the Company.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

Executive Officer of the Registrant

Set forth below is information regarding the executive officer of the Company who is not a director.

Name               Age  Position
----               ---  --------

Henry C. Harris     52  Senior Vice President of Business
                          Development, Chief Financial Officer,
                          Corporate Secretary

Henry C. Harris, Senior Vice President, Business Development, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary Henry C. Harris, CPA, was named Senior Vice President, Business Development, Chief Financial Officer and Corporate Secretary in September 2000. Mr. Harris held the position of Chief Operating Officer from May 2000 until he was named Chief Financial Officer in September, 2000. He had previously been named Senior Vice President of Strategic Planning & Alliances for Fortel in August 1997 and was named President of Datametrics Systems Corporation, a wholly-owned subsidiary of Fortel, in January 1999. He has also served as Vice President of Finance and Administration, Chief Financial Officer and Chief Accounting Officer from December 1986 through July 1997 and as Secretary of the Company from November 1987 through October 1997. Prior to joining Fortel, he was employed by Dynamic Disk, Inc. as Vice President of Finance and Administration and Chief Financial Officer from October 1983 until November 1986. Prior to Dynamic Disk, he spent over 10 years in financial management and public accounting positions.

                             PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Fortel's common stock is traded in the over-the-counter market and is currently listed on the Nasdaq SmallCap Market under the symbol FRTL.

The following table shows the quarterly high and low closing prices of the Nasdaq SmallCap Market:


                           Fiscal Years Ending September 30,
                              2000                  1999
                       -------------------   -------------------
                         High        Low       High        Low
                       --------   --------   --------   --------

     First Quarter      6 1/4        21/32    6 15/32    2 7/32
     Second Quarter     6 5/8      2 13/31    5          2 1/16
     Third Quarter      5 3/16     2          2  3/8     1 5/16
     Fourth Quarter     2 3/4        15/16    2 11/16    1 7/32


The Company had approximately 682 shareholders of record of its Common Stock at September 30, 2000.

The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:  SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

                                               Fiscal Years Ending September 30,
                                          2000     1999     1998     1997     1996
Total revenue                          $ 21,110  $20,890  $21,700  $17,966  $23,066
Net income (loss)                        (8,653) (13,103) (43,205) (17,501)   4,049

Basic net income (loss) per share          (.33)    (.59)   (2.48)   (1.15)     .27
Diluted net income (loss) per share        (.33)    (.59)   (2.48)   (1.15)     .26
Shares used in basic
 per share calculation                   26,437   22,199   17,433   15,222   14,726
Shares used in
 diluted per share calculation           26,437   22,199   17,433   15,222   15,626

At year end:
Working capital                            (818)   1,057    3,874   18,763   20,445
Total assets                              9,707   11,652   18,070   49,294   30,699
Total long-term liabilities                   -        -    4,585   24,161        -
Redeemable common stock and warrants      5,301        -        -        -        -
Shareholders' equity (deficit)           (1,926)   5,897    6,234   15,946   27,089


Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated With Fortel's Business and Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                             General

Fortel develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems; professional services to enhance its offerings to existing and new customers; and software-based Internet tools.

With the re-launch of the Company in May 2000, the Company launched a new product suite called SightLine. SightLine is a blend of proven core technologies and new components that expand the functionality to provide advanced performance to the eBusiness marketplace. The Company markets and supports the high-end performance management suite of SightLine software utilized by enterprise intranet and eBusinesses for infrastructure data management that automatically alerts, analyzes, correlates, investigates, and reports on data center performance for mainframe computers, open systems, servers, and distributed network elements. In addition, professional services are provided to solve customers' design, planning, and implementation needs. Training is available to assist customers in preparing their staff for the improved performance environment, including training on performance products and methodologies. Products are sold through a direct sales force in the United States and Europe, and through distributors and partners worldwide. The Company provides both direct and indirect customer maintenance and support for its software products. The Company also continues to support and sell its first generation product suite, ViewPoint.

The Company markets software-based Internet tools to monitor and report on performance of Web sites, Web-hosting services, services offered by ISPs and ASPs, as well as Corporate Intranets (internal resources) and Extranets (links to partners and business-to-business eCommerce). These products and services are primarily marketed and supported via the Web.

Results of Operations

Fiscal 2000 compared with Fiscal 1999

Total revenue for fiscal 2000 was $21,110,000 compared with total revenue of $20,890,000 in fiscal 1999, an increase of $220,000. The increase in revenue is primarily related to an increase in sales of software license and related maintenance, partially offset by a decrease in Year 2000 services. Combined software license and maintenance revenues in fiscal 2000 were $17,685,000, an increase of 47% over comparable revenue for fiscal 1999. In fiscal 2000, the Company generated $391,000 in net sales of Year 2000 services compared with $3,750,000 in fiscal 1999. In October 1999, the Company ceased providing Year 2000 services.

Gross margin, as a percent of net sales, was 66% for the current year, compared to 56% in the prior year. The increase in gross margin percentage during the current year is primarily attributable to product mix. Net sales of software licenses increased 65% over the prior year versus the decline in Year 2000 services. Software licenses carry a much higher gross margin than the Year 2000 services.

Research and development expenses for the year ended September 30, 2000 were 18% of net sales compared with 14% in the prior year. Actual dollars increased $821,000, primarily attributable to an increase in engineering personnel and related costs ($818,000), an increase in consulting costs related to ongoing engineering development projects ($400,000), and severance costs related to a reduction in force ($110,000). These increases were offset in part by an increase in capitalization of engineering development projects ($479,000).

Selling, general and administrative expenses for the year ended September 30, 2000 were $19,374,000 compared to $15,474,000 in fiscal 1999. Actual spending increased $3,900,000, primarily attributable to an increase in headcount in sales and marketing personnel and related costs ($1,650,000), an increase in travel and entertainment ($750,000), an increase in legal and professional services ($726,000), an increase in business promotion ($454,000), severance costs related to a reduction in force ($325,000) and an increase in communication costs ($132,000). These increases were offset in part by a decrease in facilities rent as a result of having relocated to a smaller facility ($315,000).

For the year ended September 30, 2000, other income was $741,000 resulting primarily from the settlement of the Company's two outstanding legal proceedings. Interest expense related to a factoring arrangement in fiscal 2000 was $106,000 and interest income from invested funds was $208,000. In fiscal 1999, interest expense was $1,537,000, primarily from the discount on 3% convertible subordinated debentures outstanding. Interest income from invested funds in fiscal 1999 was $397,000.

Fiscal 1999 Compared with Fiscal 1998

Total revenue for fiscal year 1999 was $20,890,000 compared with total revenue of $21,700,000 in fiscal year 1998, a decrease of approximately $810,000 or 4%. The decrease in revenue represents the net impact of an increase in revenue generated by the Company's software business during fiscal 1999, offset by the lack of royalty and product revenue from the storage business, which was sold in July 1998. Royalty revenue in fiscal year 1998 was $1,541,000 versus none for fiscal year 1999. Revenue generated by the storage business, prior to its sale in July 1998, was $5,698,000 for fiscal year 1998, compared to none in fiscal 1999. Net sales for fiscal 1999 were $20,890,000 versus $20,159,000 in fiscal 1998, an increase of $731,000 or 4%. The increase in net sales is attributable to an increase in net sales of the Company's software business, and an increase in net sales of the Company's former solution services business, offset by the loss of revenue from the storage business. Net sales of the Company's software business increased 24% from $13,794,000 in fiscal year 1998 to $17,140,000 in fiscal year 1999. The Year

2000 business contributed net sales of approximately $3,750,000 in fiscal 1999 compared to $667,000 in fiscal 1998.

Gross margin, as a percent of net sales, was 56% in fiscal 1999, compared to 40% in fiscal 1998. The increase in gross margin percentage in fiscal 1999 is attributable to the increase in sales generated by the higher margin software business which generated a gross margin of approximately 62% in fiscal years 1999 and 1998.

Research and development expenses in fiscal 1999 were 14% of net sales compared with 32% in fiscal 1998. Actual dollars decreased $3,397,000, attributable to the disposal of the storage business in July 1998.

Selling, general and administrative expenses were $15,474,000 or 74% of net sales in fiscal 1999 versus $24,012,000 or 119% of net sales in fiscal 1998. Actual spending decreased $8,538,000. The decrease in spending is attributable to the disposal of the storage business in fiscal 1998 and the incurred or accrued costs associated with it.

Loss from unconsolidated subsidiary of $5.1 million in fiscal 1999 included the write off of a license acquired from and advances to MatriDigm Corporation during fiscal 1999. In fiscal 1998, loss from unconsolidated subsidiary of $10.6 million included losses recognized under the equity method, the write off of the Company's investment in MatriDigm and fully reserving the related demand notes and bank guarantees.

In fiscal 1999, interest expense was $1,537,000, substantially all of which relates to the discount on 3% convertible subordinated debentures. Interest expense was $3,466,000 in fiscal 1998; $1,111,000 related solely to the discount on the 3% convertible subordinated debentures and $2,355,000 related to the interest on both the 3% and 5% debentures. Interest income in fiscal 1999 was $397,000 versus $598,000 in fiscal 1998 due to lower cash and cash equivalent balances in fiscal 1999.

Liquidity and Capital Resources

Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of redeemable common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

During the fiscal year just ended, cash utilized by operating activities was $4,399,000. The utilization of cash in operating activities resulted primarily from the net loss of $8,653,000 and a decrease in accounts payable of $252,000, offset in part by a decrease in other current assets of $672,000, an increase in deferred revenue of $351,000 and the add back of non-cash related charges for depreciation and amortization of $2,157,000, provision for doubtful accounts of $416,000 and the settlement of an outstanding lawsuit of $787,000.

During the current year, net cash utilized in investing activities was $1,646,000. This amount was comprised of purchases of capital equipment in the amount of $762,000, capitalization of engineering development labor in the amount of $678,000. In addition, the Company purchased Telemetrics AG for $168,000, net of cash acquired.

Net cash provided by financing activities was $5,264,000, primarily attributable to the private sale of redeemable common stock in exchange for $5,000,000. $264,000 was generated from the exercise of employee stock options and from the sale of stock under the Company's employee stock purchase plan. Additionally, during the fiscal year, the Company borrowed and repaid $7,106,000 through the utilization of its accounts receivable revolving line of credit.

The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, cash flow from operations and utilize the available accounts receivable line of credit.

If the Company is unable to generate sufficient cash flow from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that in the event the Company require additional financing, that such financing will be available on terms which are favorable or at all.

In the event that the Company is unable to increase revenue levels or financing is unavailable, management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater action in scope to the reduction in workforce undertaken in September 2000. There can be no assurance that the reduction in workforce undertaken in September 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations.

Based on its current plans, management believes that the Company will meet its cash requirements for the next twelve months from cash on hand, working capital, cash flow from operations, and utilization of the available accounts receivable line of credit.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statements No. 133 and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We are in the process of evaluating the Securities and Exchange Commission's interpretation of SAB 101 but believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 2000 and 1999. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
(In thousands)

                                                                                Pro-Forma
                                                              September 30,   September 30,
                                                             2000      1999       2000
                                                                               (unaudited)
                                                           --------  -------- -----------
Assets
Current assets:
  Cash and cash equivalents                                $    889  $  1,670    $    889
  Accounts receivable, less allowance for doubtful
    accounts of $292 in 2000 and $280 in 1999                 3,362     3,719       3,362
  Refundable taxes                                              125       205         125
  Other current assets                                        1,138     1,218       1,138
                                                           --------  --------    --------
    Total current assets                                      5,514     6,812       5,514

Fixed assets-net                                                854       738         854
Intangible assets-net                                         2,156     3,118       2,156
Other assets-net                                              1,183       984       1,183
                                                           --------  --------    --------
  Total assets                                             $  9,707  $ 11,652    $  9,707
                                                           ========  ========    ========

Liabilities, Redeemable Common Stock and Warrants,
 and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                         $  2,367  $  2,568    $  2,367
  Accrued liabilities                                         1,076     1,114       1,076
  Deferred revenue                                            2,889     2,073       2,889
                                                           --------  --------    --------
    Total current liabilities                                 6,332     5,755       6,332
                                                           --------  --------    --------

Commitments (See note)

Redeemable common stock, no par
  Value; 2,192 and none shares issued and outstanding at
  September 30, 2000 and 1999, respectively, and none
  pro-forma shares issued and outstanding                     5,301         -           -
                                                           --------  --------    --------
Shareholders' equity (deficit):
  Preferred stock, no par value; 1,000 shares authorized,
    none and 200 shares issued and outstanding at
    September 30, 2000 and 1999, respectively, and
    none pro-forma shares issued and outstanding
    (liquidation value $2,000 at September 30, 1999)              -     2,000           -
  Common stock, no par value; 40,000 shares authorized;
    26,780 shares and 24,896 shares issued and outstanding
    at September 30, 2000 and 1999, respectively,
    and 28,972 pro-forma shares issued and outstanding       74,471    71,340      79,772
  Accumulated deficit                                       (76,397)  (67,443)    (76,397)
                                                           --------  --------    --------
    Total shareholders' equity (deficit)                     (1,926)    5,897       3,375
                                                           --------  --------    --------
  Total liabilities, redeemable common stock
    and warrants, and shareholders' equity (deficit)       $  9,707  $ 11,652    $  9,707
                                                           ========  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)

                                                      Year Ended September 30,
                                                    2000        1999        1998
                                                  --------    --------    --------

Net product sales                                 $ 12,672    $ 12,148    $ 12,480
Services and other revenue                           8,438       8,742       7,679
                                                  --------    --------    --------
  Net sales                                         21,110      20,890      20,159
Royalty revenue                                          -           -       1,541
                                                  --------    --------    --------
  Total revenue                                     21,110      20,890      21,700

Costs and expenses:
  Cost of products sold                              3,067       5,924       9,709
  Cost of services and other                         4,138       3,363       2,446
  Research and development                           3,843       3,022       6,419
  Selling, general and administrative               19,374      15,474      24,012
  Loss on impairment of assets                           -           -       2,061
  Loss from unconsolidated company                       -       5,098      10,616
                                                  --------    --------    --------
    Operating loss                                  (9,312)    (11,991)    (33,563)

Interest income                                       (208)       (397)       (598)
Interest expense                                       106       1,537       3,466
Other (income) and expense, net                       (741)        (28)        274
                                                  --------    --------    --------
    Loss before income taxes                        (8,469)    (13,103)    (36,705)

Provision for income taxes                             184           -       6,500
                                                  --------    --------    --------
    Net loss                                      $ (8,653)   $(13,103)   $(43,205)
                                                  ========    ========    ========

Basic net loss per share                          $  (0.33)   $  (0.59)   $  (2.48)
                                                  ========    ========    ========
Diluted net loss per share                        $  (0.33)   $  (0.59)   $  (2.48)
                                                  ========    ========    ========

Shares used in basic per share calculation          26,437      22,199      17,433
                                                  ========    ========    ========
Shares used in diluted per share calculation        26,437      22,199      17,433
                                                  ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands except per share data)


                                               Preferred  Preferred  Common   Common                            Total
                                                   Stock      Stock   Stock    Stock   Accumulated      Shareholders'
                                                  Shares     Amount  Shares   Amount       Deficit    Equity(Deficit)
                                                ---------  ---------  ------  -------  ------------   ---------------


Balances at September 30, 1997                          -     $    -  15,603  $27,081     $(11,135)       $15,946

Issuance of common stock:
  Stock options exercised ($0.34-$9.88
    per share)                                          -          -     367      915            -            915
  Employee stock purchase plan ($6.28 and $10.70
    per share)                                          -          -      65      528            -            528
  Conversion of subordinated debenture                  -          -   4,566   30,325            -         30,325
  Discount on $10 million convertible
    subordinated debenture                              -          -       -    1,111            -          1,111
  Valuation of stock warrants issued in
    connection with $10 million convertible
    subordinated debenture                              -          -       -      614            -            614
Net loss                                                -          -       -        -      (43,205)       (43,205)
                                                      ---     ------  ------  -------     --------        --------
Balances at September 30, 1998                          -          -  20,601   60,574      (54,340)         6,234

Issuance of Series B preferred stock                  200      2,000       -        -            -          2,000
Issuance of common stock:
  Stock options exercised ($1.38-$2.00
    per share)                                          -          -      35       27            -             27
  Employee stock purchase plan ($1.33 and $3.37
    per share)                                          -          -      60      129            -            129

  Conversion of subordinated debenture                  -          -   4,200    9,927            -          9,927
  Discount on $5 million convertible
    subordinated debenture                              -          -       -      555            -            555
  Stock warrants issued in connection with a
    $5 million convertible subordinated debenture       -          -       -      128            -            128
Net loss                                                -          -       -        -      (13,103)       (13,103)
                                                      ---     ------  ------  -------     --------        --------
Balances at September 30, 1999                        200      2,000  24,896   71,340      (67,443)         5,897

Issuance of common stock:
  Stock options exercised ($0.72-$3.94
    per share)                                          -          -      97      166            -            166

  Employee stock purchase plan ($1.04
    per share)                                          -          -      94       98            -             98
  Conversion of Series B preferred stock             (200)    (2,000)  1,306    2,000            -              -
  Common stock issued in settlement of lawsuit          -          -     387      787            -            787
  Stock based compensation to consultants               -          -       -       80            -             80
  Amortization on redeemable common stock accretion     -          -       -        -         (301)          (301)
Net loss                                                -          -       -        -       (8,653)        (8,653)
                                                      ---     ------  ------  -------     --------         --------
Balances at September 30, 2000                          -    $     -  26,780  $74,471     $(76,397)       $(1,926)
                                                      ===     ======  ======  =======     ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)                                                  Year Ended September 30,
                                                               2000       1999       1998
                                                             --------   --------   --------
Cash flows provided by (used in) operating activities:

Net loss                                                     $ (8,653)  $(13,103)  $(43,205)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
  Sale of storage business                                          -          -       (200)
  Loss on impairment of assets                                      -          -      2,061
  Loss from unconsolidated company                                  -      5,098     10,616
  Writedown of inventory                                            -          -      1,095
  Writeoff of patents                                               -          -        387
  Writeoff of capitalized software                                  -          -        103
  Adjustment of goodwill and purchased technology                   -          -        909
  Amortization of capitalized financing costs                       -        479      1,322
  Discount amortization on subordinated debenture                   -        555      1,111
  Depreciation and amortization                                 2,157      2,511      3,036
  Provision for doubtful accounts                                 416        282        122
  Provision for inventory allowances                                -          -        160
  Stock compensation of consultants                                80          -          -
  Deferred and refundable income taxes                             80          3      6,509
  Settlement of lawsuit                                           787          -          -
  Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable                       38       (422)     2,846
  Decrease in inventories                                           -          -      1,795
  Decrease (increase) in other current assets                     672       (469)       244
  Decrease in accounts payable                                   (252)    (1,017)    (1,183)
  Decrease in accrued liabilities                                 (75)      (504)    (1,727)
  Increase (decrease) in deferred revenue                         351        (66)     1,039
                                                             --------   --------   --------
    Net cash used in operating activities                      (4,399)    (6,653)   (12,960)
                                                             --------   --------   --------
Cash flows provided by (used in) investing activities:

  Acquisition of fixed assets                                    (762)      (189)      (723)
  Investment in and advances to unconsolidated company              -     (5,098)    (1,559)
  Purchase of Telemetrics AG, net of cash acquired               (168)         -          -
  Proceeds from sale of short-term investments                      -          -      9,596
  Notes receivable from unconsolidated company                      -          -     (2,022)
  Bank guarantee for unconsolidated company                         -          -     (1,000)
  Proceeds from sale of storage business                            -          -        200
  Increase in other assets                                       (716)      (477)    (1,351)
                                                             --------   --------   --------
    Net cash provided by (used in) investing activities        (1,646)    (5,764)     3,141
                                                             --------   --------   --------
Cash flows provided by (used in) financing activities:

  Issuance of redeemable common stock and warrants              5,000          -          -
  Issuance of preferred stock                                       -      2,000          -
  Issuance of common stock                                        264        156      1,443
  Issuance of subordinated debenture                                -      5,342     10,741
  Proceeds from borrowings                                      7,106          -          -
  Repayment of borrowings                                      (7,106)         -          -
                                                             --------   --------   --------
    Net cash provided by financing activities                   5,264      7,498     12,184
                                                             --------   --------   --------
Net increase (decrease) in cash and cash equivalents             (781)    (4,919)     2,365
Cash and cash equivalents, beginning of year                    1,670      6,589      4,224
                                                             --------   --------   --------
Cash and cash equivalents, end of year                       $    889   $  1,670   $  6,589
                                                             ========   ========   ========
Supplemental cash flow information:
  Income taxes paid                                          $      3  $       5   $     27
  Interest paid                                              $    106  $      57   $     35
Supplemental non-cash investing and financing activities:
  Amortization on redeemable common stock accretion          $    301  $       -   $      -
  Capitalized financing costs                                $      -  $     219   $    558
  Conversion of subordinated debenture and accrued interest  $      -  $   9,927   $ 30,325
  Conversion of Series B preferred stock to common stock     $  2,000  $       -   $      -
  Settlement of lawsuit                                      $    787  $       -   $      -
  Common stock purchase warrants                             $      -  $     128   $    614



The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

The Company:

Fortel Inc. ("Fortel" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. Fortel acquires, develops and markets eBusiness performance management solutions. Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in eBusiness infrastructure systems, professional services for existing and new customers, and software-based Internet tools. Fortel's SightLine and predecessor ViewPoint suites of software have been sold, supported and enhanced for more than 10 years for hundreds of customers in finance and banking, defense management, manufacturing, retail services and government.

Summary of Significant Accounting Policies:

Basis of Presentation:

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three fiscal years and has an accumulated deficit at September 30, 2000 of $76,397 thousand, as well as a working capital deficit at September 30, 2000 of $818 thousand. These factors raise substantial doubt about the Company's ability to continue as a going concern. Fiscal year 1998 included losses from the storage business which was sold in July 1998 and the write off of the Company's investment in MatriDigm Corporation ("MatriDigm"). Fiscal year 1999 losses included amounts advanced to MatriDigm during 1999. MatriDigm filed Chapter 7 bankruptcy in October 1999 and no further advances were made.

The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, cash flow from operations and utilize the available accounts receivable line of credit, which was increased from $2 million to $3 million on January 3, 2001.

If the Company is unable to generate sufficient cash flows from operations or should management determine it to be prudent, the Company may seek additional sources of capital. There can be no assurance that in the event the Company require additional financing, that such financing will be available on terms which are favorable or at all.

In the event that the Company is unable to increase revenue levels or financing is unavailable, management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater action in scope to the reduction in workforce undertaken in September 2000. There can be no assurance that the reduction in workforce undertaken in September 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation:

The consolidated financial statements include the accounts of Fortel Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Pro-Forma Balance Sheet (unaudited):

The unaudited Pro-Forma Balance Sheet as of September 30, 2000 gives effect to the reclassification of the redeemable common stock to permanent equity as if the amended terms described in the footnote "Private Placement of Common Stock", had been effective as of September 30, 2000.

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

Deferred Software Implementation Costs:

The Company capitalizes substantially all costs related to the purchase of software and its implementation, which includes the cost of purchased software, consulting fees and the use of certain specified Company resources. The Company amortizes such costs on a straight-line basis over the estimated life of the computer software, which is five years. The Company evaluates the fair value of the deferred software implementation costs at each balance sheet date and records write-downs to the recoverable costs. In June 1998, the Company wrote down the net book value of amounts capitalized, which related to all the manufacturing modules of the recently sold storage business. No such write-downs were deemed necessary in fiscal years 2000 and 1999. As of September 30, 2000, $351 thousand in costs had been capitalized and are included in other long-term assets. Amortization in the amount of $94 thousand, $94 thousand and $193 thousand was charged to expense during fiscal years 2000, 1999 and 1998, respectively.

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

Prior to the adoption of SOP 97-2, the Company recognized revenue from the sale of product licenses upon shipment if remaining obligations were insignificant and collection of the resulting receivables was probable. Revenue from software maintenance contracts, including amounts unbundled from product sales, were deferred and recognized ratably over the period of the contract.

The Company recognized revenue from Year 2000 conversion services when the conversion services were completed. Revenue from Year 2000 conversion services are included in services and other revenue.

Revenue from the storage business was recognized at the time products were shipped to customers.

Warranty:

All of the Company's storage products, which were discontinued in fiscal 1998, were covered by a one-year limited warranty and accordingly, as of September 30, 2000, the Company no longer had any warranty exposure.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred.

Software Development Costs:

SFAS No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Capitalized costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated gross revenues for that product, or on a straight-line basis over the estimated product life cycle (approximately three years). The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products with a net book value in excess of net realizable value. Software development costs capitalized in fiscal years 2000 and 1999 were $678 thousand and $381 thousand, respectively. Amortization of $240 thousand, $410 thousand and $62 thousand was charged to expense for fiscal years 2000, 1999 and 1998, respectively.

Foreign Currency Translation:

The U.S. dollar is considered to be the functional currency for the Company's foreign operations. Accordingly, non-monetary assets and liabilities have been translated into U.S. dollars at a historical rate; monetary assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date; and revenues and expenses have been generally translated into U.S. dollars at the weighted average exchange rate during the period. Foreign currency transaction gains and losses, as well as the effects of remeasurement (which have not been material in the aggregate), are included in the accompanying consolidated statements of operations.

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

Comprehensive Loss:

Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". There were no differences between comprehensive loss and net loss as reported for each of the fiscal years 2000, 1999 and 1998.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statements No. 133 and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We are in the process of evaluating the Securities and Exchange Commission's interpretation of SAB 101 but believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

Net Loss Per Share:

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



Fixed Assets:

                                                 September 30,
                                               2000        1999
                                             -------     -------
Fixed Assets:
  Furniture, fixtures and equipment          $ 3,378     $ 3,065
  Leasehold improvements                         199         651
                                             -------     -------
                                               3,577       3,716
Less accumulated depreciation

  and amortization                            (2,723)     (2,978)
                                             -------     -------
                                             $   854     $   738
                                             =======     =======

Depreciation expense was $678 thousand, $762 thousand and $1,600 thousand for fiscal years 2000, 1999 and 1998, respectively.

Business Combinations:

In October 1999, Fortel acquired all outstanding shares of Telemetrics Systems AG, a company domiciled in Berne, Switzerland, for approximately $1.2 million. Telemetrics Systems AG was primarily in the business of distributing Fortel products. The transaction was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $1.2 million was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values and no goodwill was recorded.

The following table is a summary of an unaudited pro-forma financial information with respect to the combined companies as described above, disclosing pro-forma results of operations for the fiscal year ended September 30, 1999 as though the entities had been combined as of October 1, 1998. The pro-forma results do not reflect any non-recurring charges of approximately $65 thousand which resulted directly from the transaction. The acquisition was transacted at the beginning of the Company's fiscal year 2000 and, therefore, the results of operations for the fiscal year ended September 30, 2000 are included in the consolidated results of operations.

                                         Fiscal Year
                                             1999
                                          (unaudited)
                                         -----------
     Revenue                              $ 20,916
     Net loss                             $(12,947)
     Net loss per share                     ($0.58)



Intangible Assets:

Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of the three software companies, which are being amortized on a straight-line basis over six and five years, respectively. The Company periodically assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write-down of the asset. At June 30, 1998, a write-down of a combined total of

$658 thousand was made to goodwill and purchased technology. In addition, the amortization period of goodwill was adjusted to six years from seven years. Intangible assets consist of the following as of:

                                               September 30,
                                             2000        1999
                                            ------      ------
Intangible Assets:
  Goodwill                                 $ 2,768     $ 2,768
  Purchased technology                       2,588       2,588
  Less accumulated amortization             (3,200)     (2,238)
                                           -------     -------
                                           $ 2,156     $ 3,118
                                           =======     =======
Other Assets:
  Deferred software implementation costs   $   351     $   351
  Purchased software                           550         550
  Capitalized development projects           1,454         777
  Other                                        144         104
                                           -------     -------
                                             2,499       1,782
  Less accumulated amortization             (1,316)       (798)
                                           -------     -------
                                           $ 1,183     $   984
                                           =======     =======

Investment in Unconsolidated Company:

The Company invested $7.4 million to acquire a 31% interest in MatriDigm Corporation ("MatriDigm") from fiscal year 1996 through fiscal year 1998.

The Company recorded approximately $624 thousand in losses under the equity method from the unconsolidated company during the year ended September 30, 1998. Fortel also wrote off its investment in MatriDigm and fully reserved certain demand notes and bank guarantees during fiscal 1998.

Fortel advanced MatriDigm an additional $4.9 million during fiscal year 1999. The Company paid $250 thousand during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. Fortel also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5.1 million during fiscal year 1999 in the write-off of the license and all advances to the company.

The following is a summary of unaudited financial information with respect to MatriDigm, as of and for the year ended September 30, 1998:


                                             1998
                                           ---------
     Net sales                             $  5,479
     Gross profit                             2,194
     Net loss                               (13,256)
     Current assets                           2,160
     Non-current assets                       3,363
     Current liabilities                      7,990
     Non-current liabilities                  5,172



MatriDigm filed Chapter 7 bankruptcy in October 1999 and did not provide the Company with financial statements for the year ended September 30, 1999.

Accrued Liabilities:


                                              September 30,
                                           2000          1999
                                          ------        ------

  Accrued payroll and related             $  141        $  432
  Accrued vacation                           415           539
  Accrued commissions                         19            35
  Other accrued liabilities                  501           108
                                          ------        ------
                                          $1,076        $1,114
                                          ======        ======

Credit Facility:

The Company has a $2 million accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During fiscal year 2000, the Company had borrowed and repaid approximately $7.1 million. At September 30, 2000, there were no borrowings against the line.

Commitments:

The Company leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, Rotterdam, The Netherlands, and Berne, Switzerland, under non-cancelable operating leases that expire at various dates through the year 2010. Rent expense incurred under all operating leases and charged to operations was $955 thousand, net of sublease income of $632 thousand in fiscal year 2000, $1,279 thousand in fiscal year 1999 and $1,763 thousand in fiscal year 1998.

Future minimum obligations under all facility leases at September 30, 2000 aggregate approximately $6.3 million, without regard to potential sublease income, and are payable as follows:

                                   Facility     Sublease
                                     Lease       Income
                    Fiscal Year     Amount       Amount
                    -----------    --------     --------

                        2001        $1,919        $ 966
                        2002         1,946          892
                        2003         1,250          432
                        2004           621            -
                  Thereafter           568            -


3% Convertible Subordinated Debentures - 1998:

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

3% Convertible Subordinated Debentures - 1999:

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

Private Placement of Common Stock:

On July 18, 2000, the Company, through a private placement, issued 2,191,781 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"), copies of which were filed with the Company's Current Report on Form 8-K filed on July 27, 2000. Proceeds of $4,726,500, net of placement agency and professional fees of $273,500, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341,126 shares of common stock of which 2,191,781 had been issued as of September 30, 2000. Should the market price of the Company's common stock fall below $1.12 per share, the Investors could demand that the Company request that shareholders authorize additional shares of common stock such that a $6,000,000 value be maintained by the Investors. In the event that such authorization not be obtained, the Investors could demand liquidating damages of up to $6,000,000.

Due to the redemption feature contained within the Agreement, this transaction was recorded in temporary equity on the balance sheet at September 30, 2000.

On November 8, 2000, the Company entered into a letter agreement with the Investors to modify the Agreement to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. The modification of these terms enabled the Company to reclassify the transaction from temporary equity into shareholders' equity.

Preferred Stock:

In October 1983, the Company authorized one million shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders. At September 30, 1999, 200 thousand shares of Series B preferred stock were issued and outstanding. In July 2000, all of the Series B preferred stock were converted into 1,306,000 shares of common stock valued at $2,000,000.

Stock Option Plans:

In November 1999, the Board of Directors approved the adoption of an amendment to the 1990 Stock Option Plan, as amended. It approved the 2000 Equity Incentive Plan whereby 1 million shares of common stock were authorized for issuance.

At September 30, 2000, in aggregate, the Company had 7.7 million common shares reserved for issuance under its stock option plans, as amended. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two-to-ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 2000 and 1999, there were 408 thousand and 795 thousand shares reserved for future grants, respectively.

Activity in the Company's option plans during fiscal years 1998, 1999 and 2000 is summarized as follows:

                                         Weighted
                               Number    Average       Options
                                 of       Price         Price        Total
                               Shares   Per Share     Per Share     Amount
                               ------   ---------   -------------   -------
Balances, September 30, 1997   2,010      $10.29    $  .34-$44.38   $20,690
  Granted                      1,471      $11.51    $ 2.53-$16.63    16,928
  Cancelled                   (1,024)     $17.30    $ 1.50-$33.00   (17,712)
  Exercised                     (367)     $ 2.49    $  .34-$ 9.88      (915)
                               -----                -------------   -------
Balances, September 30, 1998   2,090      $ 9.09    $ 1.38-$23.25    18,991
  Granted                      1,092      $ 2.41    $ 1.22-$ 4.09     2,522
  Cancelled                   (1,059)     $ 9.94    $ 1.56-$23.25   (10,714)
  Exercised                      (35)     $ 1.56    $ 1.38-$ 2.00       (27)
                               -----                -------------   -------
Balances, September 30, 1999   2,088      $ 5.16    $ 1.22-$16.63    10,772
  Granted                      1,545      $ 3.04    $ 0.72-$ 6.63     4,691
  Cancelled                     (779)     $ 4.11    $ 0.72-$14.25    (3,200)
  Exercised                      (57)     $ 2.92    $ 1.78-$ 6.00       (99)
                               -----                -------------   -------
Balances, September 30, 2000   2,797      $ 4.35    $ 0.72-$16.63   $12,164
                               =====      ======    =============   =======

At September 30, 2000, 1999 and 1998, respectively, options for 1.1 million, 1.0 million and 1.3 million shares were exercisable at a weighted exercise price per share of $5.58, $5.56 and $8.48, respectively.

1995 Non-Employee Directors' Stock Option Plan:

In April 1995, the Board of Directors approved the adoption of a Directors plan which provides for automatic grants of options to purchase an aggregate of 200 thousand shares of common stock. In March 2000 and 1999, the number of shares reserved for issuance under the Directors' Plan were increased by 150 thousand and 200 thousand, respectively. Options in the amount of 200 thousand, 70 thousand and 24 thousand were granted in fiscal years 2000, 1999 and 1998, respectively. The options granted in fiscal years 2000, 1999 and 1998 were at a weighted average exercise price of $4.07, $3.42 and $10.81, respectively. In fiscal 2000, there were 40 thousand shares of options exercised. There were no options exercised in fiscal years 1999 and 1998. At September 30, 2000, 1999 and 1998, 136 thousand, 144 thousand and 69 thousand shares, respectively, were exercisable. At September 30, 2000, 221 thousand shares were available for future grants.

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

In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 thousand shares, 400 thousand shares, 400 thousand shares, and 500 thousand shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes. During fiscal years 2000, 1999 and 1998, shares issued under the Plan were 94 thousand, 60 thousand and 65 thousand shares, respectively. Since inception of the Plan, approximately 1.85 million shares have been issued.

As of September 30, 2000, options outstanding under both the stock option plans and 1995 Non-Employees Directors' Stock Option Plan were as follows:

                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------
                                 Weighted
        Range                     Average   Weighted                 Weighted
           of                   Remaining    Average                  Average
     Exercise        Number   Contractual   Exercise        Number   Exercise
       Prices   Outstanding          Life      Price   Exercisable      Price
-------------   -----------   -----------   --------   -----------   --------
$ 0.72-$ 0.72           378          9.09     $ 0.72            67     $ 0.72
$ 1.17-  1.66           368          9.22       1.54           131       1.57
$ 1.69-  1.75           374          8.90       1.75           165       1.75
$ 2.00-  3.03           336          7.50       2.70           100       2.65
$ 3.06-  3.63           353          8.58       3.46            72       3.42
$ 4.06-  5.88           343          7.61       4.68           222       4.80
$ 6.03-  6.22           129          5.09       6.06            17       6.12
$ 6.38-  6.38           361          8.02       6.38            81       6.38
$ 6.63- 13.88           435          6.73      11.31           313      11.53
$14.19- 33.00            28          6.93      22.44            25      23.33
                  ---------          ----     ------     ---------     ------
$ 0.72-$33.00         3,105          8.05     $ 4.46         1,193     $ 5.82

Pro Forma Stock-Based Compensation:

The Company has elected to continue to follow the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 2000, 1999 and 1998 would have been modified to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                              Fiscal Years
                                                       2000       1999       1998
                                                     --------   --------   --------
  Net loss - as reported                             $ (8,653)  $(13,103)  $(43,205)
                                                     ========   ========   ========
  Net loss - pro forma                               $(11,287)  $(15,461)  $(51,574)
                                                     ========   ========   ========
  Basic and diluted net loss per share - as reported $  (0.33)  $  (0.59)  $  (2.48)
                                                     ========   ========   ========
  Basic and diluted net loss per share - pro forma   $  (0.43)  $  (0.69)  $  (2.96)
                                                     ========   ========   ========

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 2000, 1999 and 1998 were $5.3 million, $1.9 million and $5.3 million and $3.02, $1.58 and $6.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998:

                                             Fiscal Years
                                      2000       1999       1998
                                   --------   --------   --------
     Expected volatility (%)          212        118        103
     Risk-free interest rate (%)     6.46       5.16       5.52
     Expected life (years)           4.87       5.06       5.42
     Expected dividend yield (%)        0          0          0

The aggregate fair value and weighted average fair value of each purchase under the employee stock purchase plan in fiscal years 2000, 1999 and 1998 were $80 thousand, $73 thousand and $229 thousand and $0.88, $2.76 and $5.71 per share, respectively The Company has also estimated the fair value for the purchase rights under the employee stock purchase plan using the Black-Scholes Model, with the following assumptions for fiscal years 2000, 1999 and 1998:

                                             Fiscal Years
                                      2000       1999       1998
                                   --------   --------   --------
     Expected volatility (%)          229        119         77
     Risk-free interest rate (%)     6.46       5.00       5.89
     Expected life (years)           0.49       0.49       0.49
     Expected dividend yield (%)        0          0          0

Savings and Investment Plan:

The Company has a 401(k) plan provided to all regular full-time employees who desire to participate. Under the Plan, participating employees may elect up to 15 percent of their eligible compensation, subject to certain limitations. At the discretion of the Board of Directors, the Company may make contributions to the Plan, however, it has not made any contributions to the Plan nor does it plan to make any contributions in the foreseeable future.

Earnings Per Share ("EPS") Disclosures:

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts):

                                                         Fiscal Years
                                                  2000      1999      1998
                                                --------  --------  --------
Numerator - basic and diluted EPS
  Net loss                                      $ (8,653) $(13,103) $(43,205)
                                                --------  --------  --------
Denominator - basic and diluted EPS
  Common stock outstanding                        26,437    22,199    17,433
                                                --------  --------  --------
Total shares used in calculation of basic
  and diluted EPS                                 26,437    22,199    17,433
                                                --------  --------  --------
Basic and diluted net loss per share            $  (0.33) $  (0.59) $  (2.48)
                                                ========  ========  ========

Stock options to purchase 3.1 million, 2.3 million and 2.1 million shares of common stock in fiscal years 2000, 1999 and 1998, respectively, at prices ranging from $0.72 to $33.00 and warrants to purchase 225 thousand, 225 thousand and 150 thousand shares of common stock in fiscal years 2000, 1999 and 1998, respectively, at prices ranging from $1.71 to $5.10, were outstanding but not included in the computation of diluted net loss per share as they were antidilutive.

In addition, the Company had $3 million and $4.9 million of convertible debentures outstanding in 1999 and 1998, respectively, which were convertible into approximately 4.2 million and 1.2 million shares of common stock but were not included in the computation of diluted net loss per share as they were antidilutive.

Income Taxes:

The provision for income taxes for the fiscal years 2000, 1999 and 1998 is as follows:

                                      2000     1999     1998
                                    -------  -------  -------
   Current expense:
     Federal                        $     -  $     -  $     -
     State                                -        -        -
     Foreign                            184        -      189
                                    -------  -------  -------
                                        184        -      189
                                    -------  -------  -------
   Deferred tax expense:
     Federal                              -        -        -
     State                                -        -        -
                                    -------  -------  -------
                                          -        -        -
                                    -------  -------  -------
   Change in valuation allowance                   -    6,311
                                    -------  -------  -------
                                    $   184  $     -  $ 6,500
                                    =======  =======  =======

The Company's effective tax rate for fiscal years 2000, 1999 and 1998 differs from the U.S. federal statutory income tax rate as follows:

                                                    2000      1999      1998
                                                   -----     -----     -----
  Federal income tax (benefit) at statutory rate  (34.0)%   (34.0)%   (34.0)%
  State taxes, net of federal effect               (3.0)     (2.2)     (3.4)
  Tax credits                                      (1.5)     (0.1)     (1.5)
  Non-deductible interest expense                     -         -         -
  Other, net                                        1.2       3.1       2.0
  Change in valuation allowance                       -         -      17.2
  Net operating losses and tax credits
   not benefited                                   38.2      33.2      37.0
  Foreign taxes                                     1.2         -       0.4
                                                   -----     -----     -----
                                                    2.1%      0.0%     17.7%
                                                   =====     =====     =====



The following table shows the major components of the deferred tax asset as of September 30, 2000 and 1999: Deferred tax assets and liabilities:

  Current:
    Write down of equity investment           $ 2,889    $ 2,889
    Accounts receivable, inventory and
      other accruals                            1,182      4,466
    Accrued liabilities                           276        368
    Net operating loss carryforwards           24,751     16,211
    Tax credit carryforwards                    3,199      3,592
                                              -------    -------
    Total before valuation allowance           32,297     27,526
    Valuation allowance                       (32,297)   (27,526)
                                              -------    -------
    Net deferred tax asset                    $     -    $     -
                                              =======    =======

At September 30, 2000, the Company has federal and state net operating loss ("NOL") carryforwards of approximately 57.6 million and 11.0 million, respectively, to reduce future taxable income. The Company has federal and state general business credit carryforwards of $2.5 million and $0.7 million, respectively, to reduce future taxable income. These carryforwards expire in 2001 through 2021 if not utilized.

In addition, the Company has approximately $6.4 million of NOLs related to stock option exercises, the benefit of which will be credited to equity when utilized.

Under the Tax Reform Act of 1986, the amount of tax benefits from net operating loss and credit carryforwards may be impaired or limited if the Company has incurred a cumulative ownership change of more than 50%, as defined under federal and state law, during a three year period. The Company may have gone through a change of ownership and therefore the Company's net operating loss and credit carryforwards may be subject to a limitation on utilization and such limitation may be material.

Due to the net loss incurred in fiscal year 2000, accumulated deficit and lack of alternative tax planning strategies, there is uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company placed a valuation allowance against its otherwise recognizable net deferred tax assets.

Research and Development Contract:

During fiscal year 1992, the Company entered into a joint development contract to develop a product with a third party. The Company received funding from the third party based on completion milestones. In addition, upon completion of the project, the Company has received a royalty based on sales by the third party of the product developed. Royalties totalling approximately $1.5 million were received from the third party in fiscal year 1998. During fiscal year 1998, the Company negotiated and received the final payment for all royalty obligations from the third party.

Segment Information:

During fiscal years 2000,1999 and 1998, the Company had two reportable segments
- Software and Year 2000 Services. The software business segment develops and markets ebusiness performance management software solutions. At the start of the fiscal year 2000, the Company ceased its Year 2000 business segment. The Year 2000 business segment provided services which reviewed software code and identified areas within the code where year 2000 problems may occur.

During fiscal year 1998, the Company also had the data storage business segment. The data storage segment was disposed of in July 1998. The data storage segment developed memory algorithms which it incorporated and sold in high performance data storage systems.

The following table presents certain segment financial information for the fiscal years 2000, 1999 and 1998 (in thousands):

                                      Software  Year 2000  Storage   Total
                                      --------  --------- --------- ---------
Fiscal Year 2000
Revenues from external customers      $20,718    $   392  $      -  $ 21,110
                                      =======    =======  ========  ========
Segment loss from operations          $(9,094)   $  (218) $      -  $ (9,312)
                                      =======    =======  ========  ========
Segment assets                        $17,688    $     -  $      -  $ 17,688
                                      =======    =======  ========  ========

Fiscal Year 1999
Revenues from external customers      $17,140    $ 3,750  $      -  $ 20,890
                                      =======    =======  ========  ========
Segment income (loss) from operations $    48    $(6,941) $      -  $ (6,893)
                                      =======    =======  ========  ========
Segment assets                        $ 9,017    $     -  $      -  $  9,017
                                      =======    =======  ========  ========

Fiscal Year 1998
Revenues from external customers      $13,794    $   667  $  7,239  $ 21,700
                                      =======    =======  ========  ========
Segment loss from operations          $(2,543)   $(1,703) $(16,640) $(20,886)
                                      =======    =======  ========  ========
Segment assets                        $ 9,933    $     -  $      -  $  9,933
                                      =======    =======  ========  ========

During each of the fiscal years presented, the Company's financial system did not produce separate asset information for its business segments.

Reconciliations of the segment financial information to the consolidated totals as of and for each of the fiscal years 2000, 1999 and 1998 are provided below (in thousands):

                                                         Fiscal Year
                                                   2000      1999      1998
                                                 --------  --------  --------
Total consolidated net revenues                  $ 21,100  $ 20,890  $ 21,700
                                                 ========  ========  ========

Loss from operations:
Loss from operations for reportable segments     $ (9,312) $ (6,893) $(20,886)
Loss on impairment of assets                            -         -    (2,061)
Loss from unconsolidated company                        -    (5,098)  (10,616)
                                                 --------  --------  --------
  Consolidated loss from operations              $ (9,312) $(11,991) $(33,563)
                                                 ========  ========  ========


                                                         September 30,
                                                   2000      1999      1998
                                                 --------  --------  --------
Assets:
Assets of software segment                       $ 17,688  $  9,017  $  9,933
Unallocated assets                                      -    17,668    23,611
Eliminations
  Intercompany receivables                         (3,691)   (2,720)   (3,161)
  Investments in and advances to related parties   (4,290)  (12,313)  (12,313)
                                                 --------  --------  --------
    Consolidated assets                          $  9,707  $ 11,652  $ 18,070
                                                 ========  ========  ========

Net revenues to external customers are based on the location of the customer. Geographic information for fiscal years 2000, 1999 and 1998 is presented in the table below (dollars in thousands):

                               United
                               States    Europe  Australia  Other   Total
                               -------  -------  ---------  ------  -------
Fiscal Year 2000

Net revenues                   $11,045  $ 7,928   $   368   $1,769  $21,110

Long-lived assets                3,693      500         -        -    4,193

Fiscal Year 1999

Net revenues                   $ 9,296  $ 7,340   $ 2,908   $1,346  $20,890

Long-lived assets                4,295      545         -        -    4,840

Fiscal Year 1998

Net revenues                   $ 7,660  $10,681   $    33   $3,326  $21,700

Long-lived assets                6,243      702         -        -    6,945



Sales to one customer approximated 21.1% of net sales in 2000. In 1999, sales to one customer amounted to 10.6% of net sales. There were no sales to any one customer that exceeded 10% of net sales in 1998

                Report of Independent Accountants

To the Board of Directors and Shareholders of Fortel Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and cash flows listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of Fortel Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the "Basis of Presentation" note to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at September 30, 2000 of $76,397,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the "Basis of Presentation" note. The Company's ability to continue as a going concern is dependent upon, among other things, its ability to (a) achieve sufficient levels of net revenues to produce profitable operations and (b) generate adequate levels of liquidity through internally generated cash flows as well as additional sources of capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California

January 8, 2001

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held March 8, 2001, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11:  EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 8, 2001, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 8, 2001, is incorporated herein by reference.

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

          (1)  Financial Statements:

Fortel Inc.:
  Consolidated Balance Sheets (p. 25)
  Consolidated Statements of Operations (p. 26)
  Consolidated Statements of Shareholders'
     Equity (Deficit) (p. 27)
  Consolidated Statements of Cash Flows (p. 29)
  Notes to Consolidated Financial Statements (pgs. 30-53)
  Report of Independent Accountants (p. 54)

          (2)  Financial Statement Schedule:

  SCHEDULE VIII-Valuation and Qualifying Accounts (p. 64)

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

Exhibit
Number                       Description
-------                      -----------

3.1     Restated Articles of Incorporation. (3)

3.1.1   Certificate of Ownership and Merger and Name Change (10)

3.2     Bylaws. (1)

3.3     Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock (5)

3.4     Certificate of Amendment of Articles of Incorporation (11)

3.5     Certificate of Determination of Series B Convertible Preferred Stock (11)

10.1    1982 Incentive Stock Option Plan, as amended, and form of Stock Option Grant. (2)

10.2    1984 Supplemental Stock Option Plan and form of Stock Option Grant. (2)


10.3   1984 Stock Purchase Plan, as amended, through November 1987. (3)

10.4   Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company. (4)

10.5   Rights Agreement, dated as of June 12, 1996, between Zitel Corporation and American Stock Transfer &
Trust Company, with exhibits. (5)

10.6   Placement Agency Agreement. (6)

10.7   Lease Office Building for One Monument Place between Upland Industries Corporation and Collins
Equities, Inc. and Datametrics Systems Corporation dated July 31, 1992. (7)

10.8   First Amendment to Lease between CMD Realty Investment Fund, L.P. and Datametrics Systems Corporation
dated October 16, 1996. (7)

10.9   Form of Palmer & Webb Lease. (7)

10.10  Form of Common Stock Purchase Warrant. (8)

10.11  Registration Rights Agreement. (8)

10.12  Securities Purchase Agreement. (8)

10.13  Placement Agency Agreement. (8)

10.14  Agreement and Plan of Reorganization and Merger, dated as of October 5, 1998, by and among Zitel
Corporation, Millennium Holding Corp., Zenith Acquisition Corp., Millennium Acquisition I Corp., and
MatriDigm Corporation. (9)

10.15  Form of Shareholder Agreement, dated as of October 5, 1998, by and between, in each case, Zitel
Corporation and a certain specified shareholder of MatriDigm Corporation. (9)

10.16  Form of Lock-Up Letter, dated as of October 5, 1998, addressed, in each case, to Millennium Holding
Corp. from a certain specified shareholder of MatriDigm Corporation. (9)

10.17  Selected Summary Financial Data for the period ended June 30, 1998. (9)

10.18  Joint Press Release of Zitel Corporation and MatriDigm Corporation, dated October 5, 1998. (9)


10.19  Termination of Agreement and Plan of Merger and Reorganization with Millennium Holding. (12)

10.20  3% convertible Subordinated Debentures and Common Stock Purchase Warrants. (13)

10.21  Registration of common stock related to 3% Convertible Subordinated Debentures and Common Stock
Purchase Warrants. (14)

10.22  Opinion on the Company's 1990 Stock Option Plan. (15)

10.22  1995 Non-Employee Directors' Stock Option Plan, as amended. (16)

10.24  Agreement and Plan of Merger and Reorganization with MatriDigm Corp. (17)

10.25  Conversion of Series B Convertible Preferred Stock. (18)

10.26  Registration of common stock issued in connection with lawsuit settlement. (19)

10.27  Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company. (4)

10.28  Registration of common stock issued in connection with Securities Purchase Agreement. (21)

10.29  Registration of common stock for the 2000 Equity Incentive Plan. (22)

10.30  Registration of common stock for the 1995 Non-Employee Directors' Stock Option Plan. (23)

10.31  Letter of Agreement to replace redemption with specified liquidating damages. (24)

13     Quarterly Report, Form 10-Q for the quarter ended June 30, 2000. (25)

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

 (5) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed on June 25, 1996.

 (6) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed May 29, 1997.

 (7) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed July 14, 1997.

 (8) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed June 25, 1998.

 (9) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed October 6, 1998.

(10) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed June 29, 2000.

(11) Incorporated by reference to the indicated exhibits to the Company's Annual Report on Form 10-K filed December 12, 1999.

(12) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed December 31, 1998.

(13) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed February 16, 1999.

(14) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-3 filed March 5, 1999.

(15) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 filed May 13, 1999.

(16) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 filed May 13, 1999.

(17) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed August 25, 1999.

(18) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-3 filed January 13, 2000.

(19) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-3 filed June 29, 2000.

(20) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed July 27, 2000.

(21) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-3 filed August 14, 2000.

(22) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 filed November 1, 2000.

(23) Incorporated by reference to the indicated exhibits to the Company's Registration Statement on Form S-8 filed November 1, 2000.

(24) Incorporated by reference to the indicated exhibits to the Company's Current Report on Form 8-K filed November 17, 2000.

(25) Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed August 10, 2000.

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

                              Fortel Inc.

                               /s/ Asa W. Lanum
                               -----------------
                              By:  Asa W. Lanum
                                   President and Director
                                   Chief Executive Officer
                                   January 9, 2001

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Asa W. Lanum and Henry C. Harris, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                       DATE
---------                 -----                       ----
/s/ Asa W. Lanum          President and Director      January 9, 2001
Asa W. Lanum              (Chief Executive Officer)



/s/ Henry C. Harris       Sr. Vice President of       January 9, 2001
Henry C. Harris           Business Development and
                          Chief Financial Officer
                          and Corporate Secretary

/s/ Tsvi Gal              Director                    January 9, 2001
Tsvi Gal



/s/ Jack H. King          Director                    January 9, 2001
Jack H. King



/s/ William R. Lonergan   Director                    January 9, 2001
William R. Lonergan



/s/ William M. Regitz     Director                    January 9, 2001
William M. Regitz



/s/ Edward F. Thompson    Director                    January 9, 2001
Edward F. Thompson


                                                    SCHEDULE VIII

                           Fortel Inc.

                VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS 1998, 1999 AND 2000


   Column A                    Column B     Column C     Column D    Column E
   --------                  -----------  -----------  ----------  -----------
                                            Additions
                                           Charged to
                                 Balance     Revenues  Write-offs  Balance at
                               Beginning    and Costs         and      End of
  Description                  of Period  and Expense  Deductions      Period
  -----------                -----------  -----------  ----------  -----------

1998
--------------
Allowance for Doubtful
  Accounts                   $   175,000  $   122,000    $175,000  $   122,000

Provision for Obsolete
  Inventory                  $   639,000  $   160,000    $799,000  $         -

Valuation Allowance on
  Deferred Tax Assets        $ 2,475,000  $16,200,000    $      -  $18,675,000

Reserve for excess capacity  $         -  $   754,000    $227,000  $   527,000

1999
--------------
Allowance for Doubtful
  Accounts                   $   122,000  $   282,000    $124,000  $   280,000

Valuation Allowance on
  Deferred Tax Assets        $18,675,000  $ 8,851,000    $      -  $27,526,000

Reserve for excess capacity  $   527,000  $   387,000    $431,000  $   483,000

2000
--------------
Allowance for Doubtful
  Accounts                   $   280,000  $   253,000    $241,000  $   292,000

Valuation Allowance on
  Deferred Tax Assets        $27,526,000  $ 4,771,000    $      -  $32,297,000

Reserve for excess capacity  $   483,000  $   435,000    $378,000  $   540,000
