Form 10-Q
period 2000-12-31
FORTEL INC /CA/
filed 2001-02-14
CIK 731647

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549

                            FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 2000

                                or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number 0-12194

                             FORTEL INC.
     (Exact name of Registrant as specified in its charter)

            California                       94-2566313
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)       Identification No.)

        46832 Lakeview Blvd.                  94538-6543
        Fremont, California                   (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (510) 440-9600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 29,400,117.

                  FORTEL INC. AND SUBSIDIARIES

                             INDEX

                                                              Page
                                                             Number
PART I.   Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (unaudited) -
       December 31, 2000 and September 30, 2000 ..............  3

     Condensed Consolidated Statements of
       Operations (unaudited) - Three Months
        Ended December 31, 2000 and 1999 .....................  4

     Condensed Consolidated Statements of
       Cash Flows (unaudited) - Three Months Ended
       December 31, 2000 and 1999 ............................  5

     Notes to Condensed Consolidated
       Financial Statements ..................................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
              of Operations .................................. 12

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk ................................. 22

PART II.   Other Information

  Item 1.  Legal Proceedings ................................. 23

  Item 2.  Changes in Securities ............................. 23

  Item 3.  Defaults Upon Senior Securities ................... 23

  Item 4.  Submission of Matters to a Vote of
           Security Holders .................................. 23

  Item 5.  Other Information ................................. 23

  Item 6.  Exhibits and Reports on Form 8-K .................. 23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     FORTEL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                              ($000's)
                            (UNAUDITED)

                                                  December 31,  September 30,
                                                      2000          2000
                                                  ------------  -------------
Assets
Current assets:
  Cash and cash equivalents                           $    959      $    889
  Accounts receivable, net                               5,957         3,362
  Refundable taxes                                          10           125
  Other current assets                                     743         1,138
                                                      --------      --------
    Total current assets                                 7,669         5,514

Fixed assets, net                                          784           854
Other assets, net                                        2,968         3,339
                                                      --------      --------
  Total assets                                        $ 11,421      $  9,707
                                                      ========      ========

Liabilities, Redeemable Common Stock and Warrants,
 and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                    $  3,060      $  2,367
  Accrued liabilities                                    1,247         1,076
  Short-term debt                                        1,031             -
  Deferred revenue                                       4,237         2,889
                                                      --------      --------
    Total current liabilities                            9,575         6,332
                                                      --------      --------

Redeemable common stock and warrants                         -         5,301
                                                      --------      --------
Shareholders' equity (deficit):
  Common stock                                          79,514        74,471
  Accumulated deficit                                  (77,668)      (76,397)
                                                      --------      --------
    Total shareholders' equity (deficit)                 1,846        (1,926)
                                                      --------      --------
  Total liabilities, redeemable common stock
    and warrants, and shareholders' equity (deficit)  $ 11,421      $  9,707
                                                      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FORTEL INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)
                (In thousands except per share data)

                                             Three Months Ended
                                                December 31,
                                             ------------------
                                               2000      1999
                                              ------    ------
Net product sales                            $ 2,247   $ 3,332
Services and other                             2,305     2,188
                                             -------   -------
Net sales                                      4,552     5,520

Costs and expenses:
  Cost of products sold                          217       221
  Cost of services and other                   1,086     1,621
  Research and development expenses            1,017       651
  Selling, general & administrative expenses   3,761     3,851
                                             -------   -------
  Operating loss                              (1,529)     (824)

Other expense, net                                43        92
                                             -------   -------
  Net loss                                   $(1,572)  $  (916)
                                             =======   =======

Basic and diluted net loss per share         $  (.05)  $  (.04)
                                             =======   =======

Shares used in basic and diluted
  per share calculation                       29,221    24,915
                                             =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FORTEL INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                          (UNAUDITED)

                                                        Three Months Ended
                                                            December 31,
                                                          2000       1999
                                                        --------   -------
Cash flows provided by (used in) operating activities:
  Net loss                                              $(1,572)   $  (916)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                           460        527
    Provision for doubtful accounts                          15         52
    Stock-based compensation to consultants                  (3)         -
    Change in operating assets and liabilities:
      Increase in accounts receivable                    (2,610)    (6,107)
      Decrease in refundable taxes                          115          2
      Decrease (increase) in other current assets           395       (804)
      Increase in accounts payable                          693      1,017
      Increase in accrued liabilities                       171        417
      Increase in deferred revenue                        1,348      5,212
                                                        -------    -------
 Net cash used in operating activities                     (988)      (600)
                                                        -------    -------
Cash flows provided by (used in) investing activities:
    Acquisition of fixed assets                             (19)       (81)
    Capitalized software development costs                    -       (370)
    Purchase of companies net of cash acquired                -        565
                                                        -------    -------
 Net cash provided by (used in)
   investing activities                                     (19)       114
                                                        -------    -------

                  FORTEL INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (continued)
                            ($000's)
                          (UNAUDITED)

                                                   Three Months Ended
                                                      December 31,
                                                     2000      1999
                                                   -------   -------
Cash flows provided by (used in)
  financing activities:
   Proceeds from borrowings                        $ 1,527   $ 1,128
   Repayment of borrowings                            (496)        -
   Issuance of common stock                             46        52
                                                   -------   -------
 Net cash provided by financing activities           1,077     1,180
                                                   -------   -------
 Net increase in cash and cash equivalents              70       694
Cash and cash equivalents, beginning of period         889     1,670
                                                   -------   -------
Cash and cash equivalents, end of period           $   959   $ 2,364
                                                   =======   =======

Supplemental non-cash investing and
  financing activities:
  Liability related to business acquisition        $     -   $   619
                                                   =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  FORTEL INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
            (Amounts in thousands except per share data)

1.  General
    Fortel Inc. (the "Company" or "Fortel") is an information technology company specializing in computer and systems optimization, data correlation and search technology. Fortel develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems; professional services to enhance its offerings to existing and new customers; and software-based Internet tools.

2.  Basis of Presentation
    The accompanying consolidated financial statements include the accounts of Fortel Inc. and all wholly-owned domestic and foreign subsidiaries.
All material intercompany balances and transactions have been eliminated.
The interim statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 2000 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

3.  Recent Accounting Pronouncements:
    On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 had no effect on the accompanying financial statements.

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

4.  Other Assets:
    Other assets consist of the following as of:

                                           December 31,   September 30,
                                               2000            2000
                                           ------------   -------------
 Goodwill                                     $ 2,768        $ 2,768
 Purchased technology                           2,588          2,588
 Deferred software implementation costs           351            351
 Purchased software                               550            550
 Capitalized development projects               1,454          1,454
 Other assets                                     143            144
 Less accumulated amortization                 (4,886)        (4,516)
                                              -------        -------
                                              $ 2,968        $ 3,339
                                              =======        =======

5.  Credit Facility:
    As of December 31, 2000, the Company had a $2 million accounts receivable revolving line of credit. In January 2001, the line was increased to $3 million. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During the quarter ended December 31, 2000, the Company had borrowed approximately $1.5 million and repaid approximately $0.5 million. At December 31, 2000, approximately $1.0 million was outstanding against the line.

6.  Common Stock:
    Common stock activity for the period from October 1, 2000 through December 31, 2000 (in thousands) is as follows:

                                               Common Stock     Common Stock
                                                  Shares           Amount
                                               ------------     ------------
    Balance at September 30, 2000                 26,780           $74,471
    Reclassification of temporary equity           2,192             5,000
    Repricing of warrants                            353                 -
    Employee stock purchase                           75                46
    Stock-based compensation                           -                (3)
                                                  ------           -------
    Balance at December 31, 2000                  29,400           $79,514
                                                  ======           =======

On July 18, 2000, the Company, through a private placement, issued 2,191,781 shares of common stock to two institutional investors, (the "Investors"), in exchange for $5,000,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements). Due to a redemption feature contained within the Agreements, the transaction was recorded in temporary equity on the balance sheet at September 30, 2000.

On November 8, 2000, the Company entered into a letter agreement with the Investors to modify the Agreement to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. As a result of the modification of these terms, the transaction was reclassified from temporary equity into shareholders' equity at December 31, 2000.

7.  Earnings Per Share ("EPS"):
    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the quarters ended December 31:

                                                2000       1999
                                              -------    -------
Numerator - Basic and Diluted EPS
  Net loss                                    $(1,572)   $  (916)
                                              =======    =======
Denominator - Basic EPS
  Weighted average common stock outstanding    29,221     24,915
                                              -------    -------
Basic loss per share                          $  (.05)   $  (.04)
                                              =======    =======

                                                2000       1999
                                              -------    -------
Denominator - Diluted EPS
  Denominator - Basic EPS                      29,221     24,915
  Effect of Dilutive Securities:
    Common stock options                            -          -
    Convertible preferred stock                     -          -
                                              -------    -------
                                               29,221     24,915
                                              -------    -------
Diluted loss per share                        $  (.05)   $  (.04)
                                              =======    =======

For the quarters ended December 31, 2000 and 1999, respectively, options to purchase 10 thousand and 147 thousand shares were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

8.  Segment Information
    Through October 1999, the Company had two reportable segments - Software and Year 2000 Services. The software business segment develops and markets E-business performance management software solutions. The Year 2000 business segment provided services which reviewed software code and identified areas within the code where Year 2000 problems might occur. Following completion of the remaining contract outstanding at September 30, 1999, the Company ceased providing these Year 2000 services in October 1999.

The following table presents certain segment financial information (in thousands):

                                   Three Months Ended
                                       December 31
                                     2000       1999
                                   -------    -------
Revenue:
Software                           $ 4,552    $ 5,128
Year 2000                                -        392
                                   -------    -------
Total                              $ 4,552    $ 5,520
                                   =======    =======

Income (loss) from operations:
Software                           $(1,529)   $   669
Year 2000                                -     (1,493)
                                   -------    -------
Total                              $(1,529)   $  (824)
                                   =======    =======

The table below presents net sales (in thousands) by geographic area for the quarters ended December 31:

                                   Three Months Ended
                                       December 31,
                                     2000       1999
                                   -------    -------
U.S.                               $ 2,451    $ 2,561
Europe                               1,919      2,567
Other                                  182        392
                                   -------    -------
Total                              $ 4,552    $ 5,520
                                   =======    =======

The table below presents long-lived asset information (in thousands) by geographic area:

                               December 31,   September 30,
                                   2000            2000
                               -----------    -------------
Long-lived assets:
U.S.                              $3,277          $3,693
International                        475             500
                                  ------          ------
Total                             $3,752          $4,193
                                  ======          ======

9.  Comprehensive Loss
    Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. There were no material differences between comprehensive loss and net loss as reported for each of the periods presented in these condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated With Fortel's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. References in this document to "we", "our" and "us" refer to Fortel Inc., a California corporation, its predecessors, and each of its subsidiaries.

Fortel and SightLine are trademarks of Fortel Inc. Zitel, Datametrics and ViewPoint are registered trademarks of Fortel Inc. VisualRoute, VisualPulse, VisualProfile, VisualAnalyze, VisualPoint, and the E-Business Performance Experts are trademarks of Fortel Inc. All other service marks, trademarks and registered trademarks are the property of their respective holders.

Results of Operations

The Company recorded a net loss of $1,572,000 ($0.05 per share) for the fiscal 2001 first quarter, compared with a net loss of $916,000 ($0.04 per share) for the same quarter of the prior year. Net sales for the current quarter were $4,552,000 versus net sales of $5,520,000 for the same period a year earlier, a decrease of $968,000. The decrease in net sales resulted primarily from a decrease in Year 2000 services of approximately $392,000, a decrease in hardware sales in the amount of approximately $225,000, and a decrease in training services in the amount of approximately $150,000. In October of 1999, the Company ceased providing Year 2000 services. Additionally, the Company has wound down its lower margin hardware products business. As the last step in finalizing its efforts to focus the Company on its software business, on December 31, 2000, the Company sold its training division. Net sales of license and related maintenance revenues also declined approximately 4% compared to the comparable quarter a year earlier.

Gross margin for the quarter ended December 31, 2000 was 71% of net sales compared to 67% of net sales for the same quarter of the prior year. The improvement in gross margin percentage is primarily attributable to product mix. The Company believes that the gross margins reported for the current quarter were somewhat depressed by the impact of the training division's net sales on product mix during the quarter. The Company expects gross margins to improve slightly in the future quarters.

Research and development (R&D) expenses for the quarter ended December 31, 2000 were 22% of net sales compared to 12% for the same period of the prior year. Actual spending increased $366,000 and is primarily attributable to a decrease in capitalization of engineering development project costs during the current quarter.

Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2000 were 83% of net sales versus 70% for the same period a year earlier. Actual spending in SG&A decreased $90,000.

Other expense was $43,000 for the quarter just ended versus $92,000 in the same quarter of the prior year. For the current quarter, other expense consisted primarily of interest expense. For the comparable quarter of the prior year, other expense consisted primarily of foreign currency translation losses ($110,000) and interest expense ($30,000), partially offset by interest income ($48,000.)

Liquidity and Capital Resources

Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

During the quarter just ended, cash utilized by operating activities was $988,000. The utilization of cash in operating activities resulted primarily from the net loss of $1,572,000 and an increase in accounts receivable of $2,610,000, offset in part by an increase in deferred revenue of $1,348,000, a decrease in other current assets and refundable taxes of $510,000, an increase in accounts payable and accrued liabilities of $864,000 and the add back of non-cash related charges for depreciation and amortization of $460,000.

During the current quarter, net cash utilized in investing activities was $19,000, representing purchases of capital equipment.

Net cash provided by financing activities during the current quarter was $1,077,000, primarily attributable to borrowings of $1,527,000 under its accounts receivable revolving line of credit, offset in part by repayments of $496,000. Additionally, $46,000 was generated from the sale of common stock under the Company's employee stock purchase plan.

The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, and utilize the available accounts receivable line of credit.

If the Company is unable to generate sufficient cash flow from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that in the event the Company requires additional financing, that such financing will be available on terms which are favorable or at all.

In the event that the Company is unable to increase revenue levels or financing is unavailable, management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater in scope than the reduction in workforce undertaken by the Company in September 2000. There can be no assurance that the reduction in workforce undertaken in September 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations.

Based on its current plans, management believes that the Company will meet its cash requirements for the next twelve months from cash on hand, working capital, cash flow from operations, and utilization of the available accounts receivable line of credit.

Recent Accounting Pronouncements:

On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 had no effect on the accompanying financial statements.

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

Risks Associated with Fortel's Business and Future Operating Results:

Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

Recent Levels of Net Sales Have Been Insufficient

The Company has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. Operations in prior years were also partially funded by a stream of royalty payments under an agreement with IBM. This agreement was terminated in April 1998. The Company sustained substantial operating losses and net losses in fiscal years 1997 through 2000. The Company must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that the Company can achieve these objectives.

Significant Losses

For the first quarter of fiscal year 2001, the Company reported a net loss of $1,572,000. The Company reported total net losses of $8,653,000, $13,103,000 and $43,205,000 for fiscal years 2000, 1999 and 1998, respectively.

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

Fortel Stock Price Has Been Volatile

The price of Fortel's common stock during the current quarter ranged from the low closing bid price of $0.2031 to the high closing bid price of $1.03125. During the fiscal year 2000, the price of the Company's common stock was volatile, ranging from the low closing bid price of $0.65625 to the high closing bid price of $6.625.

The Company was notified on December 18, 2000 by NASDAQ that it no longer satisfied the minimum bid price listing requirements. The Company's common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required. The Company will be provided 90 calendar days, or until March 19, 2001 to regain compliance. If at any time before March 19, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum 10 consecutive trading days, NASDAQ will determine if the Company is in compliance. However, if the Company is unable to demonstrate compliance on or before March 19, 2001, NASDAQ will provide the Company with a written notification that NASDAQ has determined to delist the Company's common stock. At that time, however, the Company may request a review of NASDAQ's determination. The potential de-listing of the Company's common stock from the NASDAQ Small/Cap Market may affect the trading liquidity and the price of the Company's common stock.

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

Product Liability

The Company's agreements with its customers typically contain provisions intended to limit the Company's exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business and financial position, as well as operating results and cash flows.

Dependence on Proprietary Technology

The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently holds a United States patent on one of its software technologies. There can be no assurance that this patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer industry makes the Company's success depend more on the technical competence and creative skills of its personnel than on patents.

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

Dependence on Key Personnel

The Company's future performance depends significantly upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. Recently the Company's stock price has been volatile and as such, many of the Company's employees hold options with exercise prices greater than the market price of the Company's Common Stock. As a result, the prior grants of options to the

Company's employees may not be a significant incentive to retain the services of these individuals. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

The Company sells it products worldwide. Consequently, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because a major portion of the Company's revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

           None

  Item 2.  Changes in Securities

           None

  Item 3.  Defaults Upon Senior Securities

           None

  Item 4.  Submission of Matters to a Vote of Security Holders

           The Company did not submit any matters to a vote of security holders during the first quarter of the fiscal year ending September 30, 2001.

  Item 5.  Other Information

           None

  Item 6.  Exhibits and Reports on Form 8-K


           (a)  Exhibits

                None

           (b)  Reports on Form 8-K

During the period ended October 1, 2000 through December 31, 2000, the Company filed the following current report on Form 8-K:

Date of Report - November 17, 2000

Item(s) Reported - On November 8, 2000, FORTEL INC. entered into a letter agreement with the two institutional purchasers to which it had sold 2,191,781 shares of its common stock on July 18, 2000, pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"), copies of which were filed with the Company's Current Report on Form 8-K filed on or about July 27, 2000. Under the terms of the letter agreement, the Agreements were modified to replace redemption with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FORTEL INC.

Date:  February 14, 2001    By /s/Henry C. Harris
                                  Henry C. Harris
                                  Chief Financial Officer