Form 10-Q
period 2001-03-31
FORTEL INC /CA/
filed 2001-05-15
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12194

FORTEL INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2566313 (I.R.S. Employer Identification No.)
46832 Lakeview Blvd. Fremont, California (Address of principal executive offices)	94538-6543 (Zip Code)

    Registrant's telephone number, including area code: (510) 440-9600

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of March 31, 2001 was 30,004,017.

FORTEL INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($000's)

	March 31, 2001	September 30, 2000
Assets
Current assets:
Cash and cash equivalents	$909	$889
Accounts receivable, net	3,955	3,362
Refundable taxes	9	125
Other current assets	963	1,138

Total current assets	5,836	5,514
Fixed assets, net	654	854
Other assets, net	2,633	3,339

Total assets	$9,123	$9,707

Liabilities, Redeemable Common Stock and Warrants, and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,337	$2,367
Accrued liabilities	1,098	1,076
Short-term debt	757	—
Deferred revenue	4,124	2,889

Total current liabilities	9,316	6,332

Redeemable common stock and warrants	—	5,301

Shareholders' deficit:
Common stock	79,525	74,471
Accumulated deficit	(79,718)	(76,397)

Total shareholders' deficit	(193)	(1,926)

Total liabilities, redeemable common stock and warrants, and shareholders' deficit	$9,123	$9,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net product sales	$2,029	$1,853	$4,276	$5,033
Services and others	1,936	2,238	4,241	4,578

Net sales	3,965	4,091	8,517	9,611
Costs and expenses:
Cost of products sold	95	288	312	662
Cost of services and others	836	1,220	1,922	2,688
Research and development expenses	1,019	701	2,036	1,352
Selling, general & administrative expenses	4,015	4,906	7,776	8,757

Operating loss	(2,000)	(3,024)	(3,529)	(3,848)
Other expense	50	48	93	140

Net loss	$(2,050)	$(3,072)	$(3,622)	$(3,988)

Basic and diluted net loss per share	$(.07)	$(.12)	$(.12)	$(.16)

Shares used in basic and diluted per share calculation	29,934	25,978	29,573	24,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000's)

(unaudited)

	Six Months Ended March 31,
	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(3,622)	$(3,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	901	1,090
Provision for doubtful accounts	59	106
Stock-based compensation to consultants	8	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(652)	786
Decrease in refundable taxes	116	2
Decrease (increase) in other current assets	175	(1,219)
Increase in accounts payable	970	161
Increase (decrease) in accrued liabilities	22	(14)
Increase in deferred revenue	1,235	4,954

Net cash provided by (used in) operating activities	(788)	1,878

Cash flows provided by (used in) investing activities:
Disposal of fixed assets	37	—
Acquisition of fixed assets	(32)	(372)
Capitalized software development costs	—	(811)
Purchase of other assets	—	(38)

Net cash provided by (used in) investing activities	5	(1,221)

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

($000's)

(unaudited)

	Six Months Ended March 31,
	2001	2000
Cash flows provided by (used in) financing activities:
Proceeds from borrowings under factor line of credit	$3,282	$—
Repayment of borrowings	(2,525)	—
Issuance of common stock	46	115

Net cash provided by financing activities	803	115

Net increase in cash and cash equivalents	20	772
Cash and cash equivalents, beginning of period	889	1,670

Cash and cash equivalents, end of period	$909	$2,442

Supplemental non-cash investing and financing activities:
Conversion of preferred stock	$—	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands except per share data)

1.  General

    FORTEL Inc. (the "Company" or "FORTEL") is an information technology company specializing in computer and systems optimization, data correlation and search technology. FORTEL develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems, professional services to enhance its offerings to existing and new customers, and software-based Internet tools.

2.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of FORTEL Inc. and all wholly-owned domestic and foreign subsidiaries. All material intercompany balances and transactions have been eliminated. The interim statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 2000 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

3.  Recent Accounting Pronouncements:

    On October 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 had no effect on the accompanying financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

4.  Other Assets:

    Other assets consist of the following (in thousands) as of:

	March 31, 2001	September 30, 2000
Goodwill	$2,768	$2,768
Purchased technology	2,588	2,588
Deferred software implementation costs	351	351
Purchased software	550	550
Capitalized development projects	1,403	1,454
Other assets	219	144
Less accumulated amortization	(5,246)	(4,516)

	$2,633	$3,339

5.  Credit Facility:

    The Company has a $3 million accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During the six months ended March 31, 2001, the Company had borrowed approximately $3.3 million and repaid approximately $2.5 million. At March 31, 2001, approximately $0.8 million was outstanding against the line.

6.  Common Stock:

    Common stock activity for the period from October 1, 2000 through March 31, 2001 (in thousands) is as follows:

	Common Stock Shares	Common Stock Amount
Balance at September 30, 2000	26,780	$74,471
Reclassification of redeemable common stock and warrants to common stock	2,192	5,000
Issuance of common stock under repricing warrants agreement	957	—
Common stock issued under employee stock purchase plan	75	46
Stock-based compensation	—	8

Balance at March 31, 2001	30,004	$79,525

    On July 18, 2000, the Company, through a private placement, issued 2,191,781 shares of common stock to two institutional investors (the "Investors") in exchange for $5,000,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"). Due to a redemption feature contained within the Agreements, the transaction was recorded in temporary equity on the balance sheet at September 30, 2000.

    On November 8, 2000, the Company entered into a letter agreement with the Investors to modify the Agreements to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. As a result of the modification of these terms, the transaction was reclassified from temporary equity into shareholders' equity at December 31, 2000.

7.  Earnings Per Share ("EPS"):

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the three and six months ended March 31, 2000 and 2001:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Numerator—Basic and Diluted EPS
Net loss	$(2,050)	$(3,072)	$(3,622)	$(3,988)

Denominator—Basic EPS
Common stock outstanding	29,934	25,978	29,573	24,928
Common equivalent stock	—	—	—	—

	29,934	25,978	29,573	24,928

Basic loss per share	$(.07)	$(.12)	$(.12)	$(.16)

Denominator—Diluted EPS
Denominator—Basic EPS	29,934	25,978	29,573	24,928
Effect of Dilutive Securities:
Common stock options	—	—	—	—
Convertible preferred stock	—	—	—	—

	29,934	25,978	29,573	24,928

Diluted loss per share	$(.07)	$(.12)	$(.12)	$(.16)

    For the quarter and six-month period ended March 31, 2001, options to purchase 83 thousand and 55 thousand shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. Additionally, warrants to purchase 2,964 thousand shares of common stock were not included in the computation of EPS for the quarter and six-month period ended March 31, 2001. For the quarter and six-month period ended March 31, 2000, options to purchase 852 thousand and 523 thousand shares of common stock, respectively, were not included in the computation of diluted ESP because of the anti-dilutive effect of including those shares in the calculation for both periods.

8.  Segment Information

    For the quarters and six-month periods ended March 31, 2000 and 2001, the Company had two reportable segments—Software and Year 2000 Services. The Software business segment develops and markets E-business performance management software solutions. The Year 2000 segment provided service to review software code and identify areas within the code where Year 2000 problems might occur. Following completion of the remaining contract outstanding at September 30, 1999, the Company ceased providing these Year 2000 services in October 1999.

    The following table presents certain segment financial information (in thousands) for the three- and six-month periods ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Revenue:
Software	$3,965	$4,091	$8,517	$9,220
Year 2000	—	—	—	391

Total	$3,965	$4,091	$8,517	$9,611

Loss from Operations:
Software	$(2,000)	$(3,024)	$(3,529)	$(3,820)
Year 2000	—	—	—	(28)

Total	$(2,000)	$(3,024)	$(3,529)	$(3,848)

    The table below presents net sales (in thousands) by geographic area for the three- and six-month periods ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net sales:
U.S.	$2,195	$2,801	$4,936	$6,284
Europe	1,725	1,290	3,471	3,327
Other	45	—	110	—

Total	$3,965	$4,091	$8,517	$9,611

    The table below presents long-lived asset information (in thousands) by geographic area:

	March 31, 2001	September 30, 2000
Long-lived assets:
U.S.	$2,883	$3,693
Europe	404	500
Other	—	—

Total	$3,287	$4,193

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

    References in this document to "FORTEL", "we", "our", and "us" refer to FORTEL Inc., a California corporation, its predecessors, and each of its subsidiaries.

    FORTEL and SightLine are trademarks of FORTEL Inc. Zitel, Datametrics and ViewPoint are registered trademarks of FORTEL Inc. All other service marks, trademarks and registered trademarks are the property of their respective holders.

Result of Operations

    The Company recorded a net loss of $2,050,000 ($0.07 per share) for the quarter ended March 31, 2001 compared with a net loss of $3,072,000 ($0.12 per share) for the same quarter of the prior year. Weighted average shares outstanding for the current quarter were 29,934,000 compared to 25,978,000 for the same quarter of the prior year. For the six months ended March 31, 2001, the net loss was $3,622,000 ($0.12 per share) compared with a net loss of $3,988,000 ($0.16 per share) for the same period a year earlier. Year-to-date weighted average shares were 29,573,000 versus 24,928,000 in the prior year.

    Total net sales for the current quarter was $3,965,000 versus total net sales of $4,091,000 for the same quarter of the prior year, a decrease of $126,000. For the six months ended March 31, 2001, total net sales were $8,517,000 versus total net sales of $9,611,000 for the same period a year earlier, a decrease of $1,094,000. The decrease in net sales in both periods is attributable to the closing of the hardware business and disposition of non-related training and consulting business. Software license and maintenance revenue, however, increased 9% from the same quarter a year ago and 2% from the six months period from the prior year.

    Gross margin for the quarter ended March 31, 2001 was 77% of net sales compared to 63% of net sales for the same quarter of the prior year. For the six months ended March 31, 2001, gross margin was 74% of net sales compared to 65% of net sales for the same period a year earlier. The improvement in gross margin percentage is a result of improved product mix. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the mix of products sold and price competition.

    Research and development expenses for the quarter ended March 31, 2001 were 26% of net sales compared to 17% for the same quarter of the prior year. For the six months ended March 31, 2001, research and development expenses were 24% of net sales compared to 14% of net sales for the same period a year earlier. Actual spending increased $318,000 and $683,000 for the quarter and six-month period, respectively. The result is primarily attributable to a decrease in capitalization of engineering development cost.

    Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2001 were 101% of net sales versus 120% of net sales for the same period a year earlier. Actual spending decreased $891,000. For the six months ended March 31, 2001, SG&A expenses were 92% of net sales compared to 91% of net sales for the same period a year earlier. Actual spending decreased $981,000. The decreased spending in both periods is primarily attributable to a reduction in marketing and sales personnel. In addition, during the quarter ended March 31, 2000, a loss of approximately $371,000 was incurred in the sublease of the Company's facility in Fremont (CA).

    Other expense was $50,000 for the quarter just ended versus $48,000 in the same quarter of the prior year. For both quarters ended, other expense was primarily due to the interest expense incurred on the factoring of accounts receivable.

    For the six months ended March 31, 2001, other expense was $93,000 versus $140,000 for the same period a year earlier. For the current six-month period, other expense consisted primarily of interest expense incurred on the factoring of accounts receivable. For the comparable period of the prior year, other expense consisted primarily of translation losses.

Liquidity and Capital Resources

    Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

    During the six-month periods ended March 31, 2001 and 2000, working capital decreased $2,662,000 and $4,004,000, respectively. Cash flows used in operating activities were $788,000 for the six months ended March 31, 2001 and cash flows provided by operating activities were $1,878,000 for the same period a year earlier. For the six months ended March 31, 2001, the utilization of cash in operating activities resulted primarily from a net loss of $3,622,000 and an increase in accounts receivable of $652,000, offset by an increase in deferred revenue of $1,235,000, an increase in accounts payable of $970,000, and depreciation and amortization charges of $901,000. Cash provided by operating activities for the six-month period ended March 31, 2000 resulted primarily from an increase in deferred revenue of $4,954,000, a decrease in accounts receivable of $786,000 and depreciation and amortization charges of $1,090,000, offset by the net loss of $3,988,000 and an increase in other current assets of $1,219,000.

    For the six-month period ended March 31, 2001, net cash provided by investing activities of $5,000 was comprised of disposal of fixed assets of $37,000 and acquisition of fixed assets of $32,000. During the six-month period ended March 31, 2000, net cash used in investing activities of $1,221,000 was primarily made up of $811,000 in capitalized software development costs and $372,000 in acquisition of fixed assets.

    Net cash provided by financing activities was $803,000 and $115,000 for the six-month periods ended March 31, 2001 and 2000, respectively. For the six-month period ended March 31, 2001, cash provided by financing activities was comprised of $3,282,000 from borrowings, $46,000 from the sale of stock under the Company's employee stock purchase plan offset by repayment of borrowings of $2,525,000. Net cash provided by financing activities for the same period a year earlier of $115,000 was comprised of $32,000 from the sale of stock under the Company's employee stock purchase plan and $83,000 from stock options exercised.

    The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, and utilize the available accounts receivable line of credit.

    If the Company is unable to generate sufficient cash flows from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that in the event the Company requires additional financing, that such financing will be available on terms which are favorable or at all.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

  •
  The level of competition, the size, timing, cancellation or rescheduling of significant orders;

  •
  Market acceptance of new products and product enhancements;

  •
  New product announcements or introductions by FORTEL's competitors;

  •
  Deferrals of customer orders in anticipation of new products or product enhancements;

  •
  Changes in pricing by FORTEL or its competitors;

  •
  The ability of FORTEL to develop, introduce and market new products and product enhancements on a timely basis;

  •
  FORTEL's success in expanding its sales and marketing programs;

  •
  Technological changes in the market for FORTEL's products;

  •
  Product mix and the mix of sales among FORTEL's sales channels;

  •
  Levels of expenditures on research and development;

  •
  Changes in FORTEL's strategy; personnel changes; and,

  •
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

Significant Losses

    For the first half of fiscal year 2001, the Company reported a net loss of $3,622,000. The Company reported total net losses of $8,653,000, $13,103,000 and $43,205,000 for fiscal years 2000, 1999 and 1998, respectively.

    The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm Corporation and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there will be no additional funding. The Company has subleased its Fremont, California headquarters, and moved to substantially smaller and less costly premises.

    The Company continues to consider options and take actions necessary to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

FORTEL Stock Price Has Been Volatile

    The price of FORTEL's common stock during the six-month period of fiscal year 2001 ranged from the low closing bid price of $0.2031 to the high closing bid price of $1.03125. During the fiscal year 2000, the price of the Company's common stock was volatile, ranging from the low closing bid price of $0.65625 to the high closing bid price of $6.625.

    The Company received on March 22, 2001 a determination letter from Nasdaq Staff indicating that our securities will be delisted from The Nasdaq SmallCap Market at the opening of business on March 28, 2001.

    The determination was the result of the Company failing to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) and that the Company did not demonstrate an ability to sustain compliance within the 90-day grace period allowed in accordance with Marketplace Rule 4310(c)(8)(B). The potential de-listing of the Company's common stock from the Nasdaq SmallCap Market may affect the trading liquidity and the price of its common stock. In addition, the Company received further notification from Nasdaq on March 22, 2001 that its common stock is subject to de-listing from the Nasdaq SmallCap Market also for failure to comply with Marketplace Rule 4310(c)(02), for currently not satisfying the net tangible assets/market capitalization/net income requirement. A date for the hearing before the Nasdaq Listings Qualification Panel to review the Nasdaq's decision to delist its common stock from the Nasdaq SmallCap Market had been set for and was held on April 26, 2001. Until a decision of the Nasdaq Listings Qualification Panel is reached, the delisting of its common stock from the Nasdaq SmallCap Market is stayed. The potential de-listing of FORTEL's common stock from the Nasdaq SmallCap Market may affect the trading liquidity and the price of its common stock.

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

International Sales and Operations

    Sales to customers outside the United States have accounted for significant portions of the Company's net sales. The Company currently has offices in and is operating in the United Kingdom, The Netherlands, Switzerland, Germany, and France. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. If the Company, in the future, denominates any of its sales in foreign currencies, this could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands, Switzerland, Germany or France.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at March 31, 2001. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

      None

  Item 3. Defaults Upon Senior Securities

      None

  Item 4. Submission of Matters to a Vote of Security Holders

    An annual meeting of shareholders of the Company was held on March 8, 2001. At the annual meeting, the following matters were submitted to a vote of shareholders:

    1.  The following directors were nominated and elected: William R. Lonergan, Susan J. Dickerson, Tsvi Gal, Asa W. Lanum, L. John Loomis, William M. Regitz, and Edward F. Thompson. Their election was approved with the votes cast on each director as indicated (including broker votes):

	Shares Voting For	Withhold
William R. Lonergan:	27,065,251	526,390
Susan J. Dickerson:	27,108,666	482,975
Tsvi Gal:	27,136,331	455,310
Asa W. Lanum:	27,138,982	452,659
L. John Loomis:	27,132,631	459,010
William M. Regitz:	27,043,301	548,340
Edward F. Thompson:	27,126,212	465,429

    2.  To approve the amendment of the 2000 equity incentive plan to increase the number of shares that may be issued by 1,250,000 shares. Proposal 2 received the following votes:

Shares Voting For	Against	Abstain	Broker Non-Votes
7,604,273	1,135,124	153,257	18,698,987

    3.  To approve the amendment of the employee stock purchase plan to increase the shares reserved for the plan by 600,000 shares. Proposal 3 received the following votes:

Shares Voting For	Against	Abstain	Broker Non-Votes
7,962,924	798,823	130,907	18,698,987

    The number of shares of Common Stock which were issued and outstanding on January 12, 2001, the record date established by the Board of Directors for determining shareholders entitled to vote at the meeting of shareholders, was: 29,710,621

    Proposal 2 and proposal 3 were not approved by the shareholders as each received less than the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person, or represented by proxy, and voting at the annual meeting. For purposes of proposals 2 and 3, abstentions and broker non-votes were not counted for any purpose in determining whether these matters were approved. A motion to postpone the annual meeting until April 5, 2001 at 1:00 PM at the Company's headquarters in Fremont, California was made and approved.

    At the continuation meeting on April 5, 2001, proposal 2 and proposal 3 received the following votes:

    Proposal 2: To approve the amendment of the 2000 equity incentive plan to increase the number of shares that may be issued by 1,250,000 shares.

Shares Voting For	Against	Abstain
7,975,998	1,152,654	166,157

    Proposal 3: To approve the amendment of the employee stock purchase plan to increase the shares reserved for the plan by 600,000 shares.

Shares Voting For	Against	Abstain
8,340,969	811,733	142,107

    Accordingly, each of proposal 2 and proposal 3 were not approved by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock present in person, or represented by proxy, and voting at the annual meeting as continued.

  Item 5. Other Information

      None

  Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

        None

    (b)
    Reports on Form 8-K

        None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEL INC.
Date: May 15, 2001	By	/s/ ROMEO R. DIZON Romeo R. Dizon Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FORTEL INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES