Form 10-Q
period 2001-06-30
FORTEL INC /CA/
filed 2001-08-14
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 2001 was 30,387,257.

FORTEL INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
($000's)

	June 30, 2001	September 30, 2000
Assets
Current assets:
Cash and cash equivalents	$477	$889
Accounts receivable, net	3,304	3,362
Refundable taxes	6	125
Other current assets	947	1,138

Total current assets	4,734	5,514
Fixed assets, net	560	854
Other assets, net	1,339	3,339

Total assets	$6,633	$9,707

Liabilities, Redeemable Common Stock and Warrants, and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,818	$2,367
Accrued liabilities	1,047	1,076
Short-term debt	761	—
Deferred revenue	3,769	2,889

Total current liabilities	9,395	6,332

Redeemable common stock and warrants	—	5,301

Shareholders' deficit:
Common stock	79,547	74,471
Accumulated deficit	(82,309)	(76,397)

Total shareholders' deficit	(2,762)	(1,926)

Total liabilities, redeemable common stock and warrants, and shareholders' deficit	$6,633	$9,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Net product sales	$1,631	$5,123	$5,907	$10,156
Services and other	1,822	2,668	6,063	7,246

Net sales	3,453	7,791	11,970	17,402
Costs and expenses:
Cost of products sold	125	976	437	1,638
Cost of services and other	789	1,445	2,711	4,133
Research and development expenses	840	1,184	2,876	2,536
Selling, general & administrative expenses	3,309	5,138	11,085	13,895
Impairment of goodwill	945	—	945	—

Operating loss	(2,555)	(952)	(6,084)	(4,800)
Other (income) expense	36	(1,009)	129	(869)

Net income (loss)	$(2,591)	$57	$(6,213)	$(3,931)

Basic income (loss) per share	$(.09)	$.00	$(.21)	$(.15)

Number of shares used in basic income (loss) per share calculations	30,226	26,386	29,791	25,760

Diluted income (loss) per share	$(.09)	$(.00)	$(.21)	$(.15)

Shares used in diluted income (loss) per share calculation	30,226	27,019	29,791	25,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000's)
(unaudited)

	Nine Months Ended June 30,
	2001	2000
Cash flows used in operating activities:
Net loss	$(6,213)	$(3,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	945	—
Issuance of common stock in settlement of lawsuit	—	787
Depreciation and amortization	1,342	1,628
Provision for doubtful accounts	131	217
Stock-based compensation to consultants	13	—
Change in operating assets and liabilities:
Increase in accounts receivable	(73)	(1,215)
Decrease in refundable income taxes	119	1
Decrease (increase) in other current assets	191	(78)
Increase in accounts payable	1,451	840
Increase (decrease) in accrued liabilities	(29)	200
Increase in deferred revenue	880	1,418

Net cash used in operating activities	(1,243)	(133)

Cash flows provided by (used in) investing activities:
Acquisition of fixed assets	(37)	(676)
Proceeds from disposal of fixed assets	44	—
Capitalized software development costs	—	(680)
Purchase of other assets	—	(25)

Net cash provided by (used in) investing activities	7	(1,381)

Cash flows provided by financing activities:
Proceeds from borrowings under factor line of credit	3,996	2,418
Repayment of borrowings	(3,235)	(1,448)
Issuance of common stock	63	154

Net cash provided by financing activities	824	1,124

Net decrease in cash and cash equivalents	(412)	(390)
Cash and cash equivalents, beginning of year	889	1,670

Cash and cash equivalents, end of period	$477	$1,280

Supplemental cash flow information:
Interest paid	$125	$114
Supplemental non-cash investing and financing activities:
Conversion of preferred stock	$—	$2,000

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

2.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of FORTEL Inc. and all wholly-owned domestic and foreign subsidiaries. All material intercompany balances and transactions have been eliminated. The interim statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 2000 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses from operations for at least the past two fiscal years. The Company continues to experience negative cash flows from operations and has been dependent on credit facilities to sustain its activities. There is no assurance that such credit facilities will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3.  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our consolidated financial statements.

    In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our consolidated financial position and results of operations.

    On October 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 had no effect on the accompanying consolidated financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"),

Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We believe that the implementation of SAB 101 will not have a material effect on the consolidated financial position or results of operations of the Company.

4.  Other Assets

    Included in other assets is goodwill and purchased technology, which are being amortized on a straight-line basis over five years. The Company periodically assesses the recoverability of these other assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on a projected discounted future operating cash flows and is recognized as a write down of the asset to its estimated net realizable value. As part of the the Company's review of its third quarter financial results, an impairment assessment of these other assets was performed. The assessment was performed primarily due to the significant decline in the Company's common stock price, the fact that the Company's common stock has been delisted from the Nasdaq SmallCap Market, and the overall decline in industry growth rates. As a result, the Company recorded a $945,000 impairment charge to adjust the goodwill associated with the acquisition of the three software companies to $0, which approximated its fair value. Other assets consist of the following (in thousands) as of:

	June 30, 2001	September 30, 2000
Goodwill	$—	$2,768
Purchased technology	2,588	2,588
Deferred software implementation costs	351	351
Purchased software	550	550
Capitalized development projects	1,403	1,454
Other assets	144	144
Less: accumulated amortization	(3,697)	(4,516)

	$1,339	$3,339

5.  Credit Facility

    The Company has a $3 million accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During the nine months ended June 30, 2001, the Company had borrowed approximately $4.0 million and repaid approximately $3.2 million. At June 30, 2001, approximately $0.8 million was outstanding against the line of credit.

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

7.  Common Stock

    Common stock activity for the period from October 1, 2000 through June 30, 2001 (in thousands) is as follows:

	Common Stock Shares	Common Stock Amount
Balance at September 30, 2000	26,780	$74,471
Reclassification of redeemable common stock and warrants to common stock	2,192	5,000
Issuance of common stock under repricing warrants agreement	1,267	—
Common stock issued under employee stock purchase plan	148	63
Stock-based compensation	—	13

Balance at June 30, 2001	30,387	$79,547

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

8.  Earnings Per Share ("EPS")

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the three and nine months ended June 30, 2000 and 2001:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Numerator—Basic and Diluted EPS
Net income (loss)	$(2,591)	$57	$(6,213)	$(3,931)

Denominator—Basic EPS
Common stock outstanding	30,226	26,386	29,791	25,760

	30,226	26,386	29,791	25,760

Basic income (loss) per share	$(.09)	$.00	$(.21)	$(.15)

Denominator—Diluted EPS
Denominator—Basic EPS	30,226	26,386	29,791	25,760
Effect of Dilutive Securities:
Common stock options	—	633	—	—

	30,226	27,019	29,791	25,760

Diluted income (loss) per share	(.09)	$.00	$(.21)	$(.15)

    For the quarter and nine-month period ended June 30, 2001, options to purchase 1 thousand and 82 thousand shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. Additionally, warrants to purchase 1,882 thousand shares of common stock were not included in the computation of EPS for the quarter and nine-month period ended June 30, 2001. For the quarter and nine-month period ended June 30, 2000, options to purchase 633 thousand and 559 thousand shares of common stock, respectively, were not included in the computation of diluted ESP because of the anti-dilutive effect of including those shares in the calculation for both periods.

9.  Segment Information

    For the quarters and nine-month periods ended June 30, 2000 and 2001, the Company had two reportable segments—Software and Year 2000 Services. The Software business segment develops and markets E-business performance management software solutions. The Year 2000 segment provided service to review software code and identify areas within the code where Year 2000 problems might occur. Following completion of the remaining contract outstanding at September 30, 1999, the Company ceased providing these Year 2000 services in October 1999.

    The following table presents certain segment financial information (in thousands) for the three- and nine-month periods ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Software	$3,453	$7,791	$11,970	$17,011
Year 2000	—	—	—	391

Total	$3,453	$7,791	$11,970	$17,402

Operating loss:
Software	$(2,555)	$(952)	$(6,084)	$(4,772)
Year 2000	—	—	—	(28)

Total	$(2,555)	$(952)	$(6,084)	$(4,800)

    The table below presents net sales (in thousands) by geographic area for the three- and nine-month periods ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Net sales:
U.S.	$1,733	$5,558	$6,669	$10,837
Europe	1,580	1,317	5,051	3,892
Other	140	916	250	2,673

Total	$3,453	$7,791	$11,970	$17,402

    The table below presents long-lived asset information (in thousands) by geographic area:

	June 30, 2001	September 30, 2000
Long-lived assets:
U.S.	$1,626	$3,693
Europe	273	500

Total	$1,899	$4,193

10. Comprehensive Loss

    Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. There were no material differences between comprehensive loss and net loss as reported for each of the periods presented in these condensed financial statements.

11. Related party transactions

    During the quarter ended June 30, 2001, certain directors and officers of the Company made loans to the Company. These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds. These loans were recorded as short-term debt. At June 30, 2001,included in short-term debt is $150,000 in loans received from such directors and officers.

12. Subsequent event

    On July 25, 2001 the Company received demand letters from its investors Deephaven Private Placement Ltd. and Harp Investors LLC demanding liquidated damages upon a default under the Securities Purchase Agreement, the Repricing Warrants and the Registration Rights Agreement all dated July 18, 2000 and as subsequently amended on November 6, 2000 in the aggregate amount of $1,400,000 due to the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001 and its failure to register additional securities. Pursuant to the Securities Purchase Agreement, such liquidated damages begin to accrue upon receipt by the Company of a written notice from these investors. The Company does not currently have the capabilities to satisfy these demands. Should the Company fail to negotiate a significant reduction or waiver of such demands the Company will not be able to satisfy its obligations and might therefore cease to continue as a going concern.

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

Result of Operations

    The Company recorded a net loss of $2,591,000 ($0.09 per share) for the quarter ended June 30, 2001 compared with a net income of $57,000 ($0.00 per share) for the same quarter of the prior year. Diluted weighted average shares outstanding for the current quarter were 30,226,000 compared to 27,019,000 for the same quarter of the prior year. For the nine months ended June 30, 2001, the net loss was $6,213,000 ($0.21 per share) compared with a net loss of $3,931,000 ($0.15 per share) for the same period a year earlier. Year-to-date weighted average shares were 29,791,000 versus 25,760,000 in the prior year.

    Total net sales for the current quarter were $3,453,000 versus total net sales of $7,791,000 for the same quarter of the prior year, a decrease of $4,338,000. For the nine months ended June 30, 2001, total net sales were $11,970,000 versus total net sales of $17,402,000 for the same period a year earlier, a decrease of $5,432,000. The decrease in net sales in both periods is primarily attributable to a decrease in net license sales. Additionally, net sales also decreased as a result of the closing of the hardware business and disposition of non-related training and consulting business.

    Gross margin for the quarter ended June 30, 2001 was 74% of net sales compared to 69% of net sales for the same quarter of the prior year. For the nine months ended June 30, 2001, gross margin was 74% of net sales compared to 67% of net sales for the same period a year earlier. The improvement in gross margin percentage is a result of product mix. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the volume and mix of products sold and price competition.

    Research and development expenses for the quarter ended June 30, 2001 were 24% of net sales compared to 15% for the same quarter of the prior year. For the nine months ended June 30, 2001, research and development expenses were 24% of net sales compared to 15% of net sales for the same period a year earlier. Actual spending decreased $344,000 for the quarter and increased $340,000 for the nine-month period ended June 30, 2001.

    Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 2001 were 96% of net sales versus 66% of net sales for the same period a year earlier. Actual spending decreased $1,829,000. Included in SG&A in the June 30, 2001 quarter was a $220,000 charge related to a reduction in force. Included in SG&A in the June 30, 2000 quarter were expenses related to the re-launch of the Company ($520,000), a loss incurred in the sublease of the Company's facility in Fremont (CA) ($371,000) and higher legal costs related to a lawsuit settled during the June 30, 2000 quarter ($175,000).

    For the nine months ended June 30, 2001, SG&A expenses were 93% of net sales compared to 80% of net sales for the same period a year earlier. Actual spending decreased $2,810,000.

    The decreased spending in both periods is primarily attributable to a reduction in marketing and sales personnel and a reduction in other general operating expenses.

    During the quarter ended June 30, 2001, as part of the Company's review of its third quarter financial results, an impairment assessment of the goodwill associated with the acquisition of the three software companies was performed. As a result, the Company recorded a $945,000 impairment charge to adjust the goodwill to $0, which approximated it estimated net realizable value.

    Other expense was $36,000 for the quarter just ended versus other income of $1,009,000 in the same quarter of the prior year. For the quarter ended June 30, 2001, other expense was primarily due to the interest expense incurred on the factoring of accounts receivable. Other income for the quarter ended June 30, 2000 was primarily due to the settlement of lawsuits.

    For the nine months ended June 30, 2001, other expense was $129,000 versus other income of $869,000 for the same period a year earlier. For the current nine-month period, other expense consisted primarily of interest expense incurred on the factoring of accounts receivable. For the comparable period of the prior year, other income was primarily due to the settlement of lawsuits.

Liquidity and Capital Resources

    Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

    During the nine-month periods ended June 30, 2001 and 2000, working capital decreased $3,843,000 and $2,743,000, respectively. Cash flows used in operating activities were $1,243,000 for the nine months ended June 30, 2001 and cash flow utilized by operating activities were $133,000 for the same period a year earlier. For the nine months ended June 30, 2001, the utilization of cash in operating activities resulted primarily from a net loss of $6,213,000 and an increase in accounts receivable of $73,000, offset by an increase in deferred revenue of $880,000, an increase in accounts payable of $1,451,000, depreciation and amortization charges of $1,342,000 and impairment of goodwill of $945,000. For the nine-months ended June 30, 2000, cash utilized by operating activities resulted primarily from the net loss of $3,931,000 and an increase in accounts receivable of $1,215,000, offset by an increase in deferred revenue of $1,418,000, an increase in accounts payable and accrued liabilities of $1,040,000 and depreciation and amortization charges of $1,628,000.

    For the nine-month period ended June 30, 2001, net cash provided by investing activities of $7,000 was comprised of disposal of fixed assets of $44,000 and acquisition of fixed assets of $37,000. During the nine-month period ended June 30, 2000, net cash used in investing activities of $1,381,000 was primarily made up of $680,000 in capitalized software development costs and $676,000 in acquisition of fixed assets.

    Net cash provided by financing activities was $824,000 and $1,124,000 for the nine-month periods ended June 30, 2001 and 2000, respectively. For the nine-month period ended June 30, 2001, cash provided by financing activities was comprised of $3,996,000 from borrowings, $63,000 from the sale of stock under the Company's employee stock purchase plan offset by repayment of borrowings of $3,235,000. Net cash provided by financing activities for the same period a year earlier was comprised of $2,418,000 from borrowings, $154,000 from the sale of stock under the Company's employee stock purchase plan offset by repayment of borrowings of $1,448,000.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our consolidated financial statements.

    In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our consolidated financial position and results of operations.

    On October 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized on the balance sheet at their fair value. The adoption of SFAS 133 had no effect on the accompanying consolidated financial statements.

    In December 1999, SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We believe that the implementation of SAB 101 will not have a material effect on the consolidated financial position or results of operations of the Company.

Risks Associated with FORTEL's Business and Future Operating Results

    Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

    A material portion of our revenues has been derived from large orders, as major customers deployed our products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on our operating results. A large number of technology companies, particularly software companies that, like FORTEL, sell e-commerce related software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Significant Losses

    For the first three quarters of fiscal year 2001, the Company reported a net loss of $6,213,000. The Company reported total net losses of $8,653,000, $13,103,000 and $43,205,000 for fiscal years 2000, 1999 and 1998, respectively.

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

FORTEL Stock Price Has Been Volatile

    The price of FORTEL's common stock during the nine-month period of fiscal year 2001 ranged from the low closing bid price of $0.17 to the high closing bid price of $1.03125. During the fiscal year 2000, the price of the Company's common stock was volatile, ranging from the low closing bid price of $0.65625 to the high closing bid price of $6.625.

Trading restrictions and reduced liquidity may adversely affect our stock price and the ability to trade our stock

    Following the delisting of our Common Stock from The Nasdaq SmallCap Market effective May 16, 2001 our Common Stock is currently traded on the OTC Bulletin Board market. Our Common Stock may be subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq SmallCap Market. If no other exception applies, the Company's common stock may become subject to the SEC's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer. As a result, holders of our Common Stock may be unable to readily sell the stock they hold or may not be able to sell it at all.

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

Power Outages in California

    We have significant operations, including our headquarters, in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development and delivery of our products and services and otherwise disrupt communications with our customers or other third parties on whom we rely. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 2001. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K
During the period from April 1, 2001 through June 30, 2001, the Company filed the following current report on Form 8-K:
	Date of Report—	Item(s) Reported:
	May 18, 2001	Delisting of the Company's common stock from Nasdaq SmallCap Market.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEL INC.
Date: August 14, 2001	By	/s/ ROMEO R. DIZON Romeo R. Dizon Chief Financial Officer

QuickLinks

FORTEL INC. AND SUBSIDIARIES INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) ($000's)
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands except per share data)
FORTEL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($000's) (unaudited)
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