Form 10-K
period 2001-09-30
FORTEL INC /CA/
filed 2002-01-25
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-12194

FORTEL INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	94-2566313 (IRS Employer Identification No.)
46832 Lakeview Blvd., Fremont, California (Address of principal executive offices)	94538-6543 (Zip Code)
(510) 440-9600 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /    No /x/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

        The aggregate market value of the Registrant's Common Stock held by nonaffiliates on January 22, 2002 (based upon the closing sale price of stock on such date) was $3,602,100. As of January 22, 2002, 30,620,587 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:

        Portions of the Company's 2001 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference into Part III hereof.

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

PART I

Item 1:    BUSINESS

        FORTEL Inc. ("FORTEL" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. FORTEL acquires, develops and markets eBusiness performance management solutions. Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in eBusiness infrastructure systems, and professional services for existing and new customers. FORTEL's SightLine and predecessor ViewPoint suites of software have been sold, supported and enhanced for customers in finance and banking, defense management, manufacturing, retail services and government.

        The Company, originally named Zitel Corporation, was organized in 1979 to develop, market and sell semiconductor memory systems. It subsequently developed memory algorithms which it incorporated in high-performance data storage systems developed, marketed and sold by its data storage business. In June 1997, the Company commenced the transition to an information technology company. The Company acquired three companies primarily engaged in development and marketing of software products. This transition was substantially accomplished in July 1998 when the Company sold its data storage business. In May 2000, the Company consolidated its businesses. Effective June 19, 2000 the Company completed a merger with FORTEL Inc., a California corporation which merged into the Company. Effective June 19, 2000 the Company changed its name from Zitel Corporation to FORTEL Inc.

General

        FORTEL develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems; and professional services to enhance its offerings to existing and new customers.

        In May 2000, the Company launched a new product suite called SightLine. SightLine is a blend of proven core technologies and new components that expand the functionality to provide advanced performance to the eBusiness marketplace. The Company markets and supports the high-end performance management suite of SightLine software utilized by enterprise intranets and eBusinesses for infrastructure data management that automatically alerts, analyzes, correlates, investigates, and reports on data center performance for mainframe computers, open systems, servers, and distributed network elements. In addition, the Company provides professional services to solve customers' design, planning and implementation needs and provides training to assist customers in preparing their staff for the improved performance environment, including training on performance products and methodologies. The Company sells its products through a direct sales force in the United States and Europe, and through distributors and partners worldwide. The Company provides both direct and indirect customer maintenance and support for its software products. The Company also continues to support and sell its first generation product suite, ViewPoint.

Products and Services

Software Products

        In June 1997, the Company concluded the acquisition of three companies primarily engaged in development and marketing of software products: Datametrics Systems Corporation, headquartered in Fairfax, Virginia; Palmer & Webb Systems, Limited, headquartered in the United Kingdom; and Palmer & Webb Systems, B.V., headquartered in the Netherlands. These entities combined with the Company's subsidiary, Performance & Modeling, Inc., to provide automated performance analysis and correlation software to solve computer performance problems of mainframe computers, open systems servers and distributed network systems. Corporate customers with significant investments in management information systems utilize these products to maximize efficiency of existing systems and planned system enhancements.

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

        SightLine consists of three major sets of components. SightLine Expert Advisor which analyzes and correlates heterogeneous information which highlight critical relationships between IT components in real-time. SightLine Expert Advisor's progressive correlation and discovery capability provide true-cause and impact analysis, and recommend and/or take corrective actions and alerts regarding critical service level functions.

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

        SightLine Agents monitor the critical service level indicators of a specific eBusiness component by providing three types of agents. Power Agents provide in-depth monitoring of a wide range of indicators and are designed for situations where in-depth analysis or historical trending may be required. Summary Agents provide monitoring of critical indicators, and are designed for use where a snapshot "health" analysis is desired. Interface Agents integrate with third party monitoring tools and applications and collect information from these tools and consolidate the information with SightLine gathered information. SightLine Expert Advisor analyzes and transparently correlates third party information. SightLine interfaces to a variety of third party tools, including Unicenter from Computer Associates, TIVOLI from IBM, Remedy from Remedy Systems, and Keynote from Keynote Systems.

        Until the release of the SightLine suite of products in May 2000, the Company's primary suite of products was ViewPoint. The ViewPoint product suite automatically monitors, alerts, analyzes and reports on potential performance problems before they happen, hence, improving service levels, minimizing risk and facilitating planning for the future. ViewPoint is a real-time data collector of approximately 2,000 different system attributes. It operates on select computer mainframes (backend and e-commerce systems) and all major open systems and server platforms. While it collects the data on the computer system, ViewPoint allows the user to replay the real-time data on any Windows-based PC. Included in ViewPoint are extensive comparative and automatic analysis capabilities and an automatic correlation engine. ViewPoint has entered its end of life phase and will be supported through May of 2002.

Marketing

        The Company's software products are sold through a direct sales force in the United States, the United Kingdom, the Netherlands Germany, France and Switzerland, and through distributors and partners worldwide. The Company provides direct customer maintenance and support for its software products.

Research and Product Developments

        During fiscal 2001, the Company invested in a number of development programs, including the Sightline suite of software. The Company's product family, SightLine, is made up of three major sets of components and accordingly pricing of product configurations varies widely. Expenditures for research and development activities were approximately $3,503,000, $3,843,000 and $3,022,000 in fiscal 2001, 2000 and 1999, respectively.

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

Competition

        The market for eBusiness and Internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. New companies will appear and may compete with certain of the Company's products and services. The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered.

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

Employees

        At the end of fiscal 2001, the Company employed 85 persons on a full-time basis: 17 in research and development, 12 in customer support, 3 in consulting services, 3 in operations, 32 in sales and marketing, and 18 in general management and administration.

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

        The Company advanced MatriDigm an additional $4.9 million during fiscal year 1999. The Company paid $250 thousand during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. The Company also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5.1 million during fiscal year 1999 in the write-off of the license and all advances to MatriDigm.

        An investment in the Company involves a high degree of risk. Please refer to information included under the caption "Risks Associated with FORTEL's Business and Future Operating Results", below.

Risks Associated with FORTEL's Business
and Future Operating Results

FORTEL May Seek Protection Or FORTEL's Creditors May Seek Involuntary Proceedings Against Us Under the Federal Bankruptcy Code

        FORTEL may in the future elect to seek protection under Chapter 11 or Chapter 7 of the Federal Bankruptcy Code. Additionally, the Company is subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against the Company. If the Company files for Chapter 11 or Chapter 7 bankruptcy protection or if involuntary proceedings are commenced against the Company by its creditors, its creditors or other parties in interest may be permitted to propose their own plan, and the Company could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to the Company's inability to emerge from a Chapter 11 filing. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against FORTEL, the Company's creditors could seek FORTEL's liquidation. If a plan were consummated or if the Company were liquidated, it would almost certainly result in its creditors receiving less than 100% of the face value of their claims, and in the claims of its equity holders being cancelled in whole. Even if FORTEL does propose a plan and it is accepted, the Company is unable to predict at this time what treatment would be accorded under any such plan to Company indebtedness, licenses, transfer of goods and services and other intercompany arrangements, transactions and relationships. In addition, during any bankruptcy or similar proceeding, the Company would need court approval to take many actions out of the ordinary course, which could result in its inability to manage the normal operations of the Company and which would cause the Company to incur additional costs associated with the bankruptcy process.

        FORTEL cannot assure that it will have access to sufficient funds to meet its operating needs, which will likely limit the ability to continue as a going concern. There exist uncertainties as to the Company's ability to continue as a going concern. FORTEL's independent certified public accountants have included an explanatory paragraph to this effect in their audit report in this report on Form 10-K with respect to the Company's financial statements for the fiscal year ended 2001. Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could deplete the available cash. Further, should some of the Company's creditors demand immediate payment, in particular payment of liquidated damages, FORTEL would not be in a position to satisfy theses demands. FORTEL needs to find additional funding to finance its operations. If the Company does not realize significant additional revenue or raise additional debt or equity financing or is not able to renegotiate or obtain a waiver for the demand for liquidated damages, the Company will be unable to continue as a going concern. In the event the Company is the subject of bankruptcy proceedings, it may be forced to reorganize or possibly dissolve, and its stockholders may not receive any proceeds upon liquidation.

Significant Losses

        The Company reported a total net loss for fiscal year 2001 of $6,759,000. The Company reported total net losses of $8,653,000, $13,103,000,$43,205,000 and $17,501,000 for fiscal years 2000, 1999, 1998 and 1997, respectively.

        The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there were no additional funding. The Company has subleased its Fremont, CA headquarters, and moved to substantially smaller and less costly premises.

        The Company continues to consider options and take actions necessary to bring costs into line with anticipated revenues. There can be no assurance that the Company will be successful in this effort and remain a viable operating entity.

Recent Levels of Liquidity Have Been Low and Might Be Insufficient to Remain a Viable Operating Company

        The Company has experienced a shortage of available cash or readily available funds to satisfy all its current obligations towards vendors and service providers. This has caused and might continue to cause disruptions or terminations of relationships with service providers and the non-delivery of needed goods and services. The Company has taken several steps to remedy this situation such as renegotiating for accelerated cash payments instead of long term royalty payments and to arrange for payment plans with various service providers and vendors as well as numerous other cost saving measures. If the Company is unable to increase its current levels of available cash or funds available there can be no assurance that vital and material goods or services will be available to the Company and that it will remain a viable operating entity.

Significant Default Liabilities for Liquidated Damages and Liability for Issuance of Repricing Warrants to Private Investors Seriously Threaten the Company as a Going Concern

        On July 18, 2000, the Company, through a private placement, issued 2,191,781 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants and as subsequently amended by Letter Agreement on November 6, 2000 (collectively the "Agreements"), copies of which were filed with the Company's Current Reports on Form 8-K filed on July 27, 2000 and on November 17, 2000. Proceeds of $4,726,500, net of placement agency and professional fees of $273,500, were received.

        Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341,126 shares of common stock of which 2,191,781 had been issued as of September 30, 2000. During fiscal year 2001, the Company issued 1,267,024 shares of common stock in satisfaction of the repricing rights. At September 30, 2001 and 2000, there were 3,458,805 and 2,191,781 shares outstanding, respectively.

        On July 25, 2001, the Company received demand letters from the Investors demanding liquidated damages upon default under the Agreements in the aggregate amount of $1,400,000 due to the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001, its failure to register and its failure to authorize additional securities. These three claims for liquidated damages have, through the passage of time, reached their contractual maximum of $3,000,000 ($1 million per incident) plus interest at a rate of 18% per annum or such lesser maximum amount that is permitted to be paid by applicable law, accruing daily until such liquidated damages, plus all interest thereon, are paid in full. To date, the events of default, as stated by the Investors, have not been remedied, nor has the demand for payment been satisfied by the Company. The Company does not currently have the capabilities to satisfy these demands and therefore will be incurring additional interest expense at the rate of 18% per annum on the unpaid liquidated damages.

        The Company will have to negotiate a significant reduction or waiver of such demands or the Company will not be able to satisfy its obligations and might therefore cease to continue as a going concern.

Recent Levels of Net Sales Have Been Insufficient

        FORTEL has not generated net sales sufficient to produce an operating profit in recent years. The Company has relied on significant financings to support its activities. FORTEL has sustained substantial operating losses and net losses in the fiscal years 1997 through 2001. FORTEL must generate substantial additional net sales and gross margins on its products and services and must continue to successfully implement programs to manage cost and expense levels in order to remain a viable operating entity. There is no assurance that FORTEL can achieve these objectives.

Fluctuations in Quarterly Results Results and Lack of Predictability of Sales

        A material portion of our revenues has been derived from large orders, as major customers deployed FORTEL's products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on FORTEL's operating results. A large number of technology companies, particularly software companies that, like FORTEL, sell e-commerce related software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below FORTEL's expectations could have an immediate and significant adverse effect on the Company's results of operations.

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

FORTEL Stock Price Has Been Highly Volatile

        The price of FORTEL's common stock during fiscal year 2001 remained highly volatile, ranging from the low closing bid price of $0.04 to the high closing bid price of $1.03.

        In December 2000 the Company was notified by NASDAQ that it no longer satisfied the minimum bid price requirement listing requirements. The Company was provided 90 calendar days, or until March 19, 2001 to regain compliance, however, the Company was unable to demonstrate compliance on or before March 19, 2001, and therefore was delisted from NASDAQ SmallCap market, effective

May 16, 2001. The de-listing of the Company's common stock may materially and adversely affect the trading liquidity or the price of the Company's common stock.

Trading Restrictions and Reduced Liquidity May Adversely Affect FORTEL's Stock Price and the Ability to Trade Its Stock

        Following the delisting of FORTEL's common stock from The Nasdaq SmallCap Market effective May 16, 2001, its common stock is currently traded on the OTC Bulletin Board market. FORTEL's common stock may be subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq SmallCap Market. If no other exception applies, the Company's common stock may become subject to the SEC's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer. As a result, holders of FORTEL's common stock may be unable to readily sell the stock they hold or may not be able to sell it at all.

Dependence on Key Personnel

        The Company's future performance depends significantly upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. Recently the Company's stock price has been volatile and as such, many of the Company's employees hold options with exercise prices greater than the market price of the Company's Common Stock. As a result, the prior grants of options to the Company's employees may not be an incentive to retain the services of these individuals. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success depends on its continuing ability to retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified key technical and management personnel in the future.

Competition

        The market for eBusiness and Internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the

Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. New companies will appear and may compete with certain of the Company's products and services. The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered. There can be no assurance that the Company's current competitors or new companies will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements. The Company believes that it competes favorably in each of these areas.

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

International Sales and Operations

        Sales to customers outside the United States have accounted for 44%, 48% and 56% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. The Company currently has offices in and is operating in the United Kingdom, the Netherlands, Switzerland, Germany and France. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive. International sales could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. The laws of some countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company does not believe these additional risks are significant in the United Kingdom, the Netherlands, Germany, France or in Switzerland. Please refer to information included in the Notes to Consolidated Financial Statements.

Power Outages in California

        The Company has significant operations, including our headquarters, in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt its operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt FORTEL's power supply, the Company may be temporarily unable to continue operations at its California facilities. Any such interruption in the Company's ability to continue operations at its facilities could delay the development and delivery of its products and services and otherwise disrupt communications with FORTEL's customers or other third parties on whom it relies. Future interruptions could damage the Company's reputation and could result in lost revenue, either of which could substantially harm its business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, FORTEL's operating expenses will likely increase which could have a negative effect on the Company's operating results.

Item 2:    PROPERTIES

        FORTEL leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, Rotterdam, the Netherlands, and Berne, Switzerland under non-cancelable operating leases which expire at various dates through the year 2010. Average annual rent is approximately $1.6 million per year for the next two years, less sublease income of approximately $381 thousand per year for the next two years.

Item 3:    LEGAL PROCEEDINGS

        During fiscal 2000, the Company's two outstanding legal proceedings were settled, resulting in a net gain of approximately $1.0 million, which was recorded in other income. In the first, the Company's filed a suit against a VLSI Technology, Inc.(in the Superior Court of the State of California in and for the County of Santa Clara) This was settled on May 15, 2000. The Company received $2.5 million in cash ($1.8 million after attorney fees) which was recorded in other income as a gain from settlement of a vendor lawsuit

        In the second, Lynx Venture Partners I, LLC filed a complaint for Breach of Contract, Declaratory Relief and Specific Performance (in the Superior Court of the State of California in and for the County of Alameda), against the Company. This was settled on May 31, 2000. The Company issued 387,500 shares of the Company's common stock, resulting in a charge of $787 thousand to other expense as a loss from settlement of litigation.

        As of September 30, 2001, there was no other pending legal proceedings against or in favor of the Company.

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

Executive Officers of the Registrant

        Set forth below is information regarding each executive officer of the Company who is not a director.

Name	Age	Position
Romeo R. Dizon	44	Acting Chief Financial Officer and Corporate Secretary
Theodore M. Ewing	57	Sr. Vice President of Field Operations
Robert E. Fortelka	48	Sr. Vice President of Product Operations

Romeo R. Dizon

        Romeo Dizon was named acting Chief Financial Officer and Chief Accounting Officer on May 1, 2001. Prior to this assignment, Mr. Dizon held the position of Corporate Controller. He has also served as Manager of Financial Planning/Analysis from 1991 to 1997, Manager of Cost Accounting and Cash from 1990 to 1991, and Manager of General Accounting from 1987 when he joined the Company. Prior to joining FORTEL, Mr. Dizon was an Accounting Manager for Telogy, Inc. from 1985 to 1987 and on the Audit Staff of Touche Ross & Co. from 1982 to 1985. Mr. Dizon has a BS in Accounting from Southern Illinois University.

Theodore M. Ewing

        Terry Ewing, a twenty-four year veteran of the software industry with 30 years' experience in sales and marketing, joined the Company in January 2001 as Senior Vice President of Worldwide Field

Operations. Mr. Ewing is responsible for the overall performance of FORTEL's worldwide sales initiative, including direct and channel sales, professional services and the field marketing team. He was most recently president of Tidal Software between 1996 and 2000, where he led the company through reorganization, new product development, market positioning and funding. From 1994 to 1995, Mr. Ewing was Vice President of Worldwide Sales and Marketing at Bradmark Technologies, Inc., leading the company to its first growth year in five years. At Systems Center, Inc., Mr. Ewing was Senior Vice President of North American operations from 1991 to 1993 and played a strategic role in the success of the acquisition of Systems Center by Sterling Software in 1993.

Robert E. Fortelka

        Bob Fortelka, a thirty-year software industry veteran, joined the Company in August 2000 as Sr. Vice President of Product Operations. FORTEL created the new position and brought in Mr. Fortelka in response to increased demand driven by their market-leading work in eBusiness Service Level Assurance software technology. Mr. Fortelka is responsible for overall product release management and delivery, including overseeing software engineering, quality assurance, product configuration and customer service. Prior to joining FORTEL, he served as Vice President of Software Development and Operations for TIDAL Software from 1996 to 2000. Mr. Fortelka also held a number of executive positions at Park City Group from 1994 to 1996, and at Pansophic Systems from 1976 to 1991, prior to its acquisition by Computer Associates in 1991.

PART II

Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        FORTEL's common stock is currently on the OTC Bulletin Board under the symbol FRTL.OB following its delisting from The NASDAQ SmallCap Market effective May 16, 2001.

        The following table shows the quarterly high and low closing prices of the Nasdaq SmallCap Market (October 1, 2000—May 15, 2001) and the OTC Bulletin Board (May 16—September 30, 2001):

	Fiscal Years Ending September 30,
	2001		2000
	High	Low	High	Low
First Quarter	1.03	0.20	6.25	0.66
Second Quarter	0.75	0.25	6.63	2.42
Third Quarter	0.30	0.17	5.19	2.00
Fourth Quarter	0.28	0.04	2.75	0.94

        The Company had approximately 730 shareholders of record of its common stock at September 30, 2001.

        The Company has paid no cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the foreseeable future.

Item 6:    SELECTED FINANCIAL DATA

Five-Year Financial Summary
(In thousands except per share data)

	Fiscal Years Ending September 30,
	2001	2000	1999	1998	1997
Net sales	$15,793	$21,110	$20,890	$21,700	$17,966
Net loss	(6,759)	(8,653)	(13,103)	(43,205)	(17,501)
Basic net loss per share	(0.23)	(0.33)	(0.59)	(2.48)	(1.15)
Diluted net loss per share	(0.23)	(0.33)	(0.59)	(2.48)	(1.15)
Shares used in basic per share calculation	29,941	26,437	22,199	17,433	15,222
Shares used in diluted per share calculation	29,941	26,437	22,199	17,433	15,222
At year end:
Working capital (deficit)	(7,941)	(818)	1,057	3,874	18,763
Total assets	5,208	9,707	11,652	18,070	49,294
Total long-term liabilities	—	—	—	4,585	24,161
Redeemable common stock and warrants	—	5,301	—	—	—
Shareholders' equity (deficit)	(6,311)	(1,926)	5,897	6,234	15,946

Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated With FORTEL's Business and Future Operating Results and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

        FORTEL develops and markets enterprise intranet and eBusiness performance management solutions through its product offerings which include: multi-platform performance analysis and correlation software used to optimize performance in eBusiness and enterprise backoffice infrastructure systems; and professional services to enhance its offerings to existing and new customers.

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

Results of Operations

Fiscal 2001 compared with Fiscal 2000

        Total revenue for fiscal 2001 was $15,793,000 compared with total revenue of $21,110,000 in fiscal 2000, a decrease of $5,317,000. The decrease in revenue is primarily related to a decrease in sales of software licenses of approximately $4,080,000. Additionally, revenue decreased as a result of a decrease in training revenue of approximately $882,000. The Company disposed of its training group in December 2000. Maintenance revenue in fiscal 2001, however, increased approximately $977,000, or 16% over comparable revenue for fiscal 2000.

        Gross margin, as a percent of net sales, was 74% for the current year, compared to 66% in the prior year. The increase in gross margin percentage during the current year is primarily attributable to product mix. License sales have higher gross margins.

        Research and development expenses for the year ended September 30, 2001 were 22% of net sales compared with 18% in the prior year. Actual dollars decreased $340,000, primarily attributable to a reduction in engineering personnel and related costs.

        Selling, general and administrative expenses for the year ended September 30, 2001 were $13,606,000 compared to $19,374,000 in fiscal 2000. Actual spending decreased $5,768,000, primarily attributable to a decrease in headcount in marketing and administrative personnel and related costs ($1,265,000), lower commissions and bonuses ($644,000), a reduction in relocation costs ($465,000), a decrease in recruiting costs ($326,000), a reduction of travel and entertainment ($1,095,000), lower investor relations costs ($361,000), a decrease in legal expenses ($229,000), lower consulting expenses ($534,000), a decrease in professional services ($340,000), a decrease in insurance premiums ($188,000), and a decrease in all other spending areas ($321,000).

        During the fiscal year ended September 30, 2001, as part of the Company's review of its financial results, an impairment assessment of the goodwill associated with the acquisition of the three software companies was performed. As a result, the Company recorded a $945,000 impairment charge to write-off the goodwill associated with the acquisition of the three software companies.

        For the year ended September 30, 2001, interest expense was $309,000 resulting primarily from interest charges in the amount of $118,000 on the unpaid liquidated damages associated with a private placement transaction and interest expense related to a factoring arrangement in fiscal year 2001 of $191,000. In fiscal 2000, interest expense was $106,000 related to the Company's factoring arrangement. In fiscal 2000, other income was $741,000, resulting primarily from the settlement of two legal proceedings.

Fiscal 2000 compared with Fiscal 1999

        Total revenue for fiscal 2000 was $21,110,000 compared with total revenue of $20,890,000 in fiscal 1999, an increase of $220,000. The increase in revenue was primarily related to an increase in sales of software license and related maintenance, partially offset by a decrease in Year 2000 services. Combined software license and maintenance revenues in fiscal 2000 were $17,685,000, an increase of 47% over comparable revenue for fiscal 1999. In fiscal 2000, the Company generated $391,000 in net sales of Year 2000 services compared with $3,750,000 in fiscal 1999. In October 1999, the Company ceased providing Year 2000 services.

        Gross margin, as a percent of net sales, was 66% for the current year, compared to 56% in the prior year. The increase in gross margin percentage during the current year was primarily attributable to product mix. License sales have higher gross margins. Net sales of software licenses increased 65% over the prior year versus the decline in Year 2000 services.

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

        Selling, general and administrative expenses for the year ended September 30, 2000 were $19,374,000 compared to $15,474,000 in fiscal 1999. Actual spending increased $3,900,000, primarily attributable to an increase in headcount in sales and marketing personnel and related costs ($1,650,000),an increase in travel and entertainment ($750,000), an increase in legal and professional services ($726,000), an increase in business promotion ($454,000), severance costs related to a reduction in force ($325,000) and an increase in communication costs ($132,000). These increases were offset in part by a decrease in facilities rent as a result of having relocated to a smaller facility ($315,000).

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

        During the fiscal year ended September 30, 2001, cash used in operating activities was $320,000,resulting primarily from the net loss of $6,759,000 and a decrease in deferred maintenance of $255,000, offset by a decrease in accounts receivable of $1,172,000, an increase in accounts payable of $1,717,000, an increase in accrued liabilities of $519,000, and the add back of non-cash charges for the goodwill write-off of $945,000 and depreciation and amortization of $1,686,000.

        During the fiscal year ended September 30, 2001, net cash used in investing activities was $68,000, resulting primarily from purchases of capital equipment.

        Net cash provided by financing activities was $268,000, resulting primarily from an aggregate of $200,000 in loan proceeds received from certain officers and directors of the Company. Additionally, $62,000 was generated from proceeds received from the sale of stock under the Company's Employee Stock Purchase Plan. During the fiscal year ended September 30, 2001, the Company borrowed approximately $4,235,000 against the accounts receivable revolving line of credit offset by repayments of approximately $4,229,000.

        The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, cash flow from operations and utilize the available accounts receivable revolving line of credit.

        If the Company is unable to generate sufficient cash flows from operations or should management determine it to be prudent, it may attempt to raise additional debt or equity. There can be no assurance that in the event the Company requires additional financing, that such financing will be available in light of the current financial situation of the Company and the general adverse conditions of the public and private equity markets.

        In the event that the Company is unable to increase revenue levels or financing is unavailable, management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. There can be no assurance that any cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 should not have a material impact on the consolidated financial position or results of operations of the Company.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 should not have a significant impact on the consolidated financial statements.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on the consolidated financial position and results of operations.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented the adoption of SAB 101 in the fourth quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the consolidated financial position or results of operations of the Company.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

        The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 2001 and 2000. A review of other financial instruments and risk exposures at that date revealed the Company did not have material exposure to interest rate risk.

Item 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(In thousands)

	September 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$769	$889
Accounts receivable, less allowance for doubtful accounts of $272 in 2001 and $292 in 2000	2,031	3,362
Refundable taxes	6	125
Other current assets	772	1,138

Total current assets	3,578	5,514
Fixed assets-net	515	854
Intangible assets-net	365	2,156
Other assets-net	750	1,183

Total assets	$5,208	$9,707

Liabilities, Redeemable Common Stock and Warrants, and Shareholders' Deficit
Current liabilities:
Accounts payable	$4,084	$2,367
Accrued liabilities	4,595	1,076
Deferred revenue	2,634	2,889
Short-term debt	206	—

Total current liabilities	11,519	6,332

Commitments (See note)
Redeemable common stock and warrants, no par value; 2,192 shares issued and outstanding at September 30, 2000	—	5,301

Shareholders' deficit:
Preferred stock, no par value; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 40,000 shares authorized; 30,387 and 26,780 shares issued and outstanding at September 30, 2001 and 2000, respectively	79,544	74,471
Accumulated deficit	(85,855)	(76,397)

Total shareholders' deficit	(6,311)	(1,926)

Total liabilities, redeemable common stock and warrants, and shareholders' deficit	$5,208	$9,707

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2001	2000	1999
Net product sales	$7,669	$12,672	$12,148
Services and other revenue	8,124	8,438	8,742

Net sales	15,793	21,110	20,890
Costs and expenses:
Cost of products sold	491	3,067	5,924
Cost of services and other	3,661	4,138	3,363
Research and development	3,503	3,843	3,022
Selling, general and administrative	13,606	19,374	15,474
Impairment of goodwill	945	—	—
Loss from unconsolidated company	—	—	5,098

Operating loss	(6,413)	(9,312)	(11,991)
Interest income	(12)	(208)	(397)
Interest expense	309	106	1,537
Other (income) and expense, net	40	(741)	(28)

Loss before income taxes	(6,750)	(8,469)	(13,103)
Provision for income taxes	9	184	—

Net loss	$(6,759)	$(8,653)	$(13,103)

Basic net loss per share	$(0.23)	$(0.33)	$(0.59)

Diluted net loss per share	$(0.23)	$(0.33)	$(0.59)

Shares used in basic and diluted per share calculation	29,941	26,437	22,199

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Total Shareholders' Equity(Deficit)
Balances at September 30, 1998	—	$—	20,601	$60,574	$(54,340)	$6,234
Issuance of Series B preferred stock	200	2,000	—	—	—	2,000
Issuance of common stock:
Stock options exercised ($1.38-$2.00 per share)	—	—	35	27	—	27
Employee stock purchase plan ($1.33 and $3.37 per share)	—	—	60	129	—	129
Conversion of subordinated debenture	—	—	4,200	9,927	—	9,927
Discount on $5 million convertible subordinated debenture	—	—	—	555	—	555
Stock warrants issued in connection with a $5 million convertible subordinated debenture	—	—	—	128	—	128
Net loss	—	—	—	—	(13,103)	(13,103)

Balances at September 30, 1999	200	2,000	24,896	71,340	(67,443)	5,897
Issuance of common stock:
Stock options exercised ($0.72-$3.94 per share)	—	—	97	166	—	166
Employee stock purchase plan ($1.04 per share)	—	—	94	98	—	98
Conversion of Series B preferred stock	(200)	(2,000)	1,306	2,000	—	—
Common stock issued in settlement of lawsuit	—	—	387	787	—	787
Stock based compensation to consultants	—	—	—	80	—	80
Accretion of redeemable common stock	—	—	—	—	(301)	(301)
Net loss	—	—	—	—	(8,653)	(8,653)

Balances at September 30, 2000	—	—	26,780	74,471	(76,397)	(1,926)
Issuance of common stock:
Excercise of warrants	—	—	1,267	—	—	—
Reclassification of redeemable common stock and warrants	—	—	2,192	5,000	301	5,301
Employee stock purchase plan ($0.23-0.61)	—	—	148	62	—	62
Stock based compensation to consultants	—	—	—	11	—	11
Liquidated damages	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	—	(6,759)	(6,759)

Balances at September 30, 2001	—	$—	30,387	$79,544	$(85,855)	$(6,311)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2001	2000	1999
Cash flows provided by (used in) operating activities:
Net loss	$(6,759)	$(8,653)	$(13,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from unconsolidated company	—	—	5,098
Amortization of capitalized financing costs	—	—	479
Discount amortization on subordinated debenture	—	—	555
Provision for excess capacity	—	435	387
Impairment of goodwill	945	—	—
Depreciation and amortization	1,686	2,157	2,511
Provision for doubtful accounts	159	416	282
Stock compensation to consultants	11	80	—
Settlement of lawsuit	—	787	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,172	38	(422)
Decrease (increase) in other current assets	366	672	(469)
Increase (decrease) in accounts payable	1,717	(252)	(1,017)
Increase (decrease) in accrued liabilities	519	(510)	(891)
Increase (decrease) in deferred revenue	(255)	351	(66)
Decrease in refundable income taxes	119	80	3

Net cash used in operating activities	(320)	(4,399)	(6,653)

Cash flows provided by (used in) investing activities:
Acquisition of fixed assets	(90)	(762)	(189)
Proceeds from disposal of fixed assets	44	—	—
Investment in and advances to unconsolidated company	—	—	(5,098)
Purchase of Telemetrics AG, net of cash acquired	—	(168)	—
Purchase of other assets	(22)	(716)	(477)

Net cash used in investing activities	(68)	(1,646)	(5,764)

Cash flows provided by (used in) financing activities:
Issuance of redeemable common stock and warrants	—	5,000	—
Issuance of preferred stock	—	—	2,000
Issuance of common stock	62	264	156
Issuance of subordinated debenture	—	—	5,342
Proceeds from loans from officers and directors	200	—	—
Proceeds from borrowings	4,235	7,106	—
Repayment of borrowings	(4,229)	(7,106)	—

Net cash provided by financing activities	268	5,264	7,498

Net decrease in cash and cash equivalents	(120)	(781)	(4,919)
Cash and cash equivalents, beginning of year	889	1,670	6,589

Cash and cash equivalents, end of year	$769	$889	$1,670

Supplemental cash flow information:
Income taxes paid	$—	$3	$5
Interest paid	$191	$106	$57
Supplemental non-cash investing and financing activities:
Accretion of redeemable common stock	$—	$301	$—
Capitalized financing costs	$—	$—	$219
Conversion of subordinated debenture and accrued interest	$—	$—	$9,927
Conversion of Series B preferred stock to common stock	$—	$2,000	$—
Settlement of lawsuit	$—	$787	$—
Common stock purchase warrants	$—	$—	$128
Reclassification of redeemable common stock and warrants	$5,301	$—	$—
Liquidated damages	$3,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands except per share data)

The Company:

        FORTEL Inc. ("FORTEL" or the "Company") is an information technology company specializing in computer and systems optimization, data correlation and search technology. FORTEL acquires, develops and markets eBusiness performance management solutions. Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in eBusiness infrastructure systems, and professional services for existing and new customers. FORTEL's SightLine and predecessor ViewPoint suites of software have been sold to customers in finance and banking, defense management, manufacturing, retail services and government.

Summary of Significant Accounting Policies:

Basis of Presentation:

        These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses in each of the last three fiscal years and has an accumulated deficit at September 30, 2001 of $85,855, as well as a working capital deficit at September 30, 2001 of $7,941. These significant losses and the low level of cash available do not currently enable the Company to satisfy all or substantially all of its obligations to third-parties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company currently plans to increase its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However, until that stage is reached, the Company will continue to use its current cash on hand, cash flows from operations and utilize an available accounts receivable revolving line of credit, which was increased from $2,000 to $3,000 on January 3, 2001.

        If the Company is unable to generate sufficient cash flows from operations or should management determine it to be prudent, the Company may seek additional sources of capital. However, due to the Company's operating losses, declining cash balances and declining stock value, delisting of its common stock, recent conditions in the financial markets and a general decrease in investor interest in the technology industry, it has become extremely difficult, if not impossible, for the Company to attract equity financing and difficult to obtain debt financing on favorable terms or at all.

        In the event that the Company is unable to increase revenue levels or financing is unavailable, management has developed alternative plans which will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater action in scope to the reduction in workforce undertaken in October 2001. There can be no assurance that the reduction in workforce undertaken in October 2001 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business, consolidated financial position, results of operations and cash flows.

        The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation:

        The consolidated financial statements include the accounts of FORTEL Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents:

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original or remaining maturity of three months or less when purchased to be cash equivalents.

Fixed Assets:

        Fixed assets other than leasehold improvements, are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over their estimated useful lives (generally three years). Leasehold improvements are amortized over the lesser of their useful life or remaining term of the related lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in the results of operations for the period.

Deferred Software Implementation Costs:

        The Company has adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding for the project. Capitalization of software costs cease when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of five years using the straight-line method. As of September 30, 2001 and 2000, $351 in costs had been capitalized and are included in other long-term assets.

        Amortization in the amount of $94 and $94 was charged to expense during fiscal years 2000 and 1999, respectively. As of September 30, 2000, these costs were fully amortized.

Revenue Recognition:

        The Company adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective October 1, 1998. SOP 97-2 delineates the accounting for software products, products including software that is not incidental to the product, and maintenance revenues. Under SOP 97-2, the Company recognizes product license revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is probable and any product returns can be reasonably estimated.

        For contracts with multiple obligations (e.g., maintenance and consulting services), revenue from product licenses are recognized when delivery has occurred, collection of the resulting receivables is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the fee to the undelivered elements of the arrangement using the residual method. The Company recognizes revenue allocated to maintenance and support fees, for ongoing customer support and product updates, ratably over the period of the relevant contract. For revenue allocated to consulting services and for consulting services sold separately, the Company recognizes revenue as the related services are performed. Maintenance and consulting services are included in services and other revenue.

        The Company recognized revenue from Year 2000 conversion services when the conversion services were completed. Revenue from Year 2000 conversion services are included in services and other revenue.

Research and Development Expenditures:

        Research and development expenditures are charged to operations as incurred.

Software Development Costs:

        The Company capitalizes certain software development costs after technological feasibility of the software is attained. Capitalized costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated gross revenues for that product, or on a straight-line basis over the estimated product life cycle (approximately three years). The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products with a net book value in excess of net realizable value. There were no software development costs capitalized in fiscal 2001. Software development costs capitalized in fiscal year 2000 were $678. Amortization of $455, $240 and $410 was charged to expense for fiscal years 2001, 2000 and 1999, respectively.

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

Intangible Assets:

        Intangible assets include goodwill and purchased technology, recorded in connection with the acquisition of three software companies, and are being amortized on a straight-line basis over six and five years, respectively. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset. As part of the Company's review of its third quarter financial results, an impairment assessment was performed. The assessment was performed primarily due to the significant decline in the Company's common stock price, the fact that the Company's common stock had been delisted from the Nasdaq SmallCap Market, and the overall decline in industry growth rates. As a result of this assessment, the Company recorded a $945 impairment charge to write-off the goodwill associated with the acquisition of the three software companies.

Income Taxes:

        Deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss:

        Comprehensive income, as defined, includes all charges in equity (net assets) during a period from non-owner sources. There were no differences between comprehensive loss and net loss as reported for each of the fiscal years 2001, 2000 and 1999.

Recent Accounting Pronouncements:

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 should not have a material impact on the consolidated financial position or results of operations of the Company.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 should not have a significant impact on the consolidated financial statements.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on the consolidated financial position and results of operations.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented the adoption of SAB 101 in the fourth quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the consolidated financial position or results of operations of the Company.

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

Concentrations of Credit Risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash investments with high credit quality financial institutions and limits the amount of exposure to any one financial institution. Concentrations of credit risk with respect to accounts receivables are limited due to the diversity of the Company's customers, both geographically and within different industry segments. The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have not historically exceeded expectations.

Fair Value of Financial Instruments:

        Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their short maturities.

	September 30,
	2001	2000
Fixed Assets:
Furniture, fixtures and equipment	$3,350	$3,378
Leasehold improvements	200	199

	3,550	3,577
Less accumulated depreciation and amortization	(3,035)	(2,723)

	$515	$854

        Depreciation expense was $385, $678 and $762 for fiscal years 2001, 2000 and 1999, respectively.

Business Combinations:

        In October 1999, FORTEL acquired all outstanding shares of Telemetrics Systems AG, a company domiciled in Berne, Switzerland, for approximately $1,200. Telemetrics Systems AG was primarily in the business of distributing FORTEL products. The transaction was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $1,200 was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values and no goodwill was recorded.

        The following table is a summary of unaudited pro-forma financial information with respect to the combined companies as described above, disclosing pro-forma results of operations for the fiscal year 1999 as though the entities had been combined as of October 1, 1998. The pro-forma results do not reflect any non-recurring charges of approximately $65 which resulted directly from the transaction.

        The acquisition was transacted at the beginning of the Company's fiscal year 2000 and, therefore, the results of operations of Telemetrics Systems AG for the fiscal year 2000 are included in the consolidated results of operations from the date of acquisition.

Fiscal Year 1999 (unaudited)
Revenue	$20,916
Net loss	$(12,947)
Net loss per share	($0.58)

Intangible Assets:

        Intangible assets consist of the following as of:

	September 30,
	2001	2000
Goodwill	$2,768	$2,768
Purchased technology	2,588	2,588
Less accumulated amortization	(4,991)	(3,200)

	$365	$2,156

Other Assets:

        Other assets consist of the following as of:

	September 30,
	2001	2000
Deferred software implementation costs	$351	$351
Purchased software	550	550
Capitalized development projects	1,454	1,454
Other	166	144

	2,521	2,499
Less accumulated amortization	(1,771)	(1,316)

	$750	$1,183

Investment in Unconsolidated Company:

        The Company invested $7,400 to acquire a 31% interest in MatriDigm Corporation ("MatriDigm") from fiscal year 1996 through fiscal year 1998.

        FORTEL advanced MatriDigm an additional $4,900 during fiscal year 1999. The Company paid $250 during the year ended September 30, 1999, for a non-exclusive, royalty-bearing license for the MatriDigm technology. FORTEL also entered into an agreement to acquire the balance of MatriDigm in August 1999. This agreement was terminated in September 1999 and MatriDigm filed Chapter 7 bankruptcy in October 1999. The Company recorded approximately $5,100 during fiscal year 1999 in the write-off of the license and all advances to MatriDigm.

        MatriDigm filed Chapter 7 bankruptcy in October 1999 and did not provide the Company with financial statements for the year ended September 30, 1999.

Accrued Liabilities:

	September 30,
	2001	2000
Accrued payroll and related	$792	$141
Accrued vacation	283	415
Accrued commissions	43	19
Other accrued liabilities	477	501
Liquidated damages	3,000	—

	$4,595	$1,076

Credit Facility:

        The Company has a $3,000 accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During fiscal year 2001, the Company borrowed approximately $4,235 and repaid approximately $4,229 under this credit facility. At September 30, 2001, approximately $6 was outstanding against the line.

Commitments:

        The Company leases its operating facilities in Fremont, CA, Fairfax, VA, Leatherhead, United Kingdom, Rotterdam, The Netherlands, and Berne, Switzerland, under non-cancelable operating leases that expire at various dates through the year 2010. Rent expense incurred under all operating leases and charged to operations was $945 net of sublease income of $950 in fiscal year 2001, $955 net of sublease income of $632 in fiscal year 2000 and $1,279 in fiscal year 1999.

        Future minimum obligations under all facility leases at September 30, 2001 aggregate approximately $4,369 without regard to potential sublease income, and are payable as follows:

Fiscal Year	Facility Lease Amount	Sublease Income Amount
2002	$1,944	$520
2003	1,248	242
2004	619	—
2005	167	—
2006	167	—
Thereafter	224	—

Total	$4,369	$762

3% Convertible Subordinated Debentures—1998:

        On June 16, 1998, the Company issued a $10,000 principal amount of 3% Convertible Subordinated Debentures (the "3% Debentures") which were due June 15, 1999, and five-year common stock purchase warrants for 150 shares of the Company's common stock at an exercise price of $5.10 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model. At September 30, 2001, these fully vested and exercisable warrants are still outstanding. These warrants will expire in June 2004. During fiscal 1998, approximately $5,100 of principal and accrued interest were converted to 1,300 shares of common stock. During fiscal year 1999, approximately $4,900 was converted into 1,300 shares of common stock.

3% Convertible Subordinated Debentures—1999:

        On February 3, 1999, the Company issued a $5,000 principal amount of 3% Convertible Subordinated Debentures (the "1999 Debentures") which would automatically convert on February 1, 2000; and five-year common stock purchase warrants to acquire 75 shares of the Company's common stock at an exercise price of $1.71 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model. At September 30, 2001, these fully vested and exercisable warrants are still outstanding. These warrants will expire in February 2005. The 1999 Debentures accrued interest at the rate of 3% per annum. Principal and accrued interest were convertible into Common Stock of the Company at a price of $1.71 per share.

        Interest expense and amortization of the debt issuance costs in the amount of $555 are included in the Consolidated Statement of Operations for the fiscal year 1999. The Debentures and accrued interest were fully converted into 2,900 shares of common stock as of September 30, 1999.

Private Placement of Common Stock:

        In July 2000, the Company, through a private placement, issued 2,192 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"). Proceeds of $4,727, net of placement agency and professional fees of $273, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341 shares of common stock of which 2,192 shares had been issued as of September 30, 2000. In fiscal year 2001, the Company issued 1,267 shares of common stock in satisfaction of the repricing rights. At September 30, 2001 and 2000, there were 3,459 and 2,192 shares outstanding, respectively. At September 30, 2001, 1,985 fully vested and exercisable warrants are outstanding. These warrants will expire in February 2002.

        Because of the redemption feature contained within the Agreements, the Company had classified the transaction as mezzanine financing and recorded the proceeds as temporary equity on the balance sheet at September 30, 2000. On November 6, 2000, the Company entered into a letter agreement with the Investors to modify the Agreements to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. The modification of these terms enabled the Company to reclassify the transaction from temporary equity into shareholders' equity.

        The modification of the Agreements, gives the Investors the right to demand liquidating damages of up to $6,000 should certain events be breached by the Company. On July 25, 2001 the Company received demand letters from the Investors demanding liquidated damages upon a default under the Agreements, all dated July 18, 2000 and as subsequently amended on November 6, 2000, in the aggregate amount of $1,400 due to (1) the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001, (2) its failure to register additional securities and (3) its failure to authorize additional securities. To date, the defaults have not been remedied, nor has the demand for payment been satisfied by the Company, and as such, based on the provisions of the Agreements as subsequently amended, as of September 30, 2001, the liquidated damages, as demanded, have increased to $3,000. In addition, interest of approximately $118 has been accrued on the unpaid liquidated damages. The Company does not currently have the capabilities to satisfy these demands and therefore will continue to incur interest charges at the rate of 18% per annum on the unpaid liquidated damages.

Preferred Stock:

        In October 1983, the Company authorized 1,000 shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders. At September 30, 1999, 200 thousand shares of Series B preferred stock were issued and outstanding. In July 2000, all of the Series B preferred stock were converted into 1,306 shares of common stock valued at $2,000.

Stock Option Plans:

        In November 1999, the Board of Directors approved the 2000 Equity Incentive Plan (the "Incentive Plan"). The total number of shares authorized for issuance under the Incentive Plan was 1,000. The Incentive Plan was approved by the shareholders in March 2000. In addition to the approval of the Incentive Plan, the Company's 1990 Stock Option Plan was terminated and the unissued shares were cancelled. All options outstanding under the 1990 Plan at the time of its termination will continue in effect in accordance with their terms and the terms of such plan. All outstanding shares issued under the 1990 Plan that either expired or were cancelled, ceased to be reserved for issuance.

        With the termination of the 1990 Plan in March 2000, the Company granted options and other stock-based awards to its employees and consultants under the Incentive Plan.

        At September 30, 2001, in aggregate, the Company had 7,700 common shares reserved for issuance under its stock option plans, as amended. Under the Company's stock option plans, options become exercisable at dates and in amounts as specified by the Compensation Committee of the Board of Directors and expire two-to-ten years from the date of grant. Options may be granted to employees at prices not less than fair market value at the date of grant. At September 30, 2001 and 2000, there were 68 and 408 shares reserved for future grants, respectively.

        Activity in the Company's option plans during fiscal years 1999, 2000 and 2001 is summarized as follows:

	Number of Shares	Weighted Average Price Per Share	Options Price Per Share		Total Amount
Balances, September 30, 1998	2,090	$9.09		$1.38-$23.25	18,991
Granted	1,092	$2.41		$1.22-$4.09	2,522
Cancelled	(1,059)	$9.94		$1.56-$23.25	(10,714)
Exercised	(35)	$1.56		$1.38-$2.00	(27)

Balances, September 30, 1999	2,088	$5.16		$1.22-$16.63	10,772
Granted	1,545	$3.04		$0.72-$6.63	4,691
Cancelled	(779)	$4.11		$0.72-$14.25	(3,200)
Exercised	(57)	$2.92		$1.78-$6.00	(99)

Balances, September 30, 2000	2,797	$4.35		$0.72-$16.63	12,164
Granted	501	$0.39		$0.20-$1.00	196
Cancelled	(636)	$4.58		$0.20-$14.25	(2,914)
Exercised	—	$—	$	N/A-$N/A	—

Balances, September 30, 2001	2,662	$3.55		$0.20-$16.63	$9,446

        At September 30, 2001, 2000 and 1999, respectively, options for 1,500, 1,100 and 1,100 shares were exercisable at a weighted exercise price per share of $4.67, $5.58 and $5.56, respectively.

1995 Non-Employee Directors' Stock Option Plan:

        In April 1995, the Board of Directors approved the adoption of a Directors plan which provides for automatic grants of options to purchase an aggregate of 200 shares of common stock. In March 2000 and 1999, the number of shares reserved for issuance under the Directors' Plan were increased by 150 and 200, respectively. Options in the amount of 175, 200 and 70 were granted in fiscal years 2001, 2000 and 1999, respectively. The options granted in fiscal years 2001, 2000 and 1999 were at a weighted average exercise price per share of $0.59, $4.07 and $3.42, respectively. There were no options excercised in fiscal 2001 and fiscal 1999. In fiscal 2000, there were 40 shares of options exercised at an exercise price of $1.66 per share for $66.4. At September 30, 2001, 2000 and 1999, 216, 136 and 144 shares, respectively, were exercisable. At September 30, 2001, 129 shares were available for future grants.

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

Stock Purchase Plan:

        In April 1984, the Board of Directors approved the adoption of an Employee Stock Purchase Plan under which 400 shares of common stock were reserved for issuance to eligible employees.

        In January 1988, January 1990, January 1992, and January 1995, the shareholders approved amendments to increase the shares reserved for the Plan by 300 shares, 400 shares, 400 shares, and 500 shares, respectively. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions, which may not exceed 10% of an employee's compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 15% discount is treated as equivalent to the cost of issuing stock for financial reporting purposes.

        In December 2000, the Board of Directors adopted an amendment to increase the number of shares of reserved under the Employee Stock Purchase Plan by 600 shares. The shareholder approval of the amendment, however, was not obtained as it did not receive the required number of affirmative vote of the holders of a majority of the outstanding shares of Common Stock. As a result, subsequent to the end of the November 2000 Plan offering, the Board of Directors suspended the Employee Stock Purchase Plan indefinitely. During fiscal years 2001, 2000 and 1999, shares issued under the Plan were 148, 94 and 60 shares, respectively, at a weighted average purchase price per share of $0.51, $1.04, and $2.64, respectively. Since inception of the Plan, all shares that have been reserved for issuance under the Employee Stock Purchase Plan have been issued.

        As of September 30, 2001, options outstanding under both the stock option plans and 1995 Non-Employees Directors' Stock Option Plan were as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28-$0.63	150	9.30	$0.46	79	$0.51
0.72-0.72	310	6.85	0.72	204	0.72
0.75-1.63	394	8.91	1.21	94	1.38
1.66-1.69	194	3.92	1.66	167	1.66
1.75-1.75	325	7.82	1.75	238	1.75
2.03-3.63	363	6.63	3.09	170	3.08
4.06-5.88	337	4.67	5.04	273	5.16
6.03-6.38	318	5.25	6.33	212	6.34
6.81-33.00	349	4.74	12.48	328	12.60
0.20-0.25	322	9.38	0.23	0	0.00

$0.20-$33.00	3,062	6.75	$3.56	1,765	$4.77

Pro Forma Stock-Based Compensation:

        The Company has elected to continue to follow the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

	Fiscal Years
	2001	2000	1999
Net loss—as reported	$(6,759)	$(8,653)	$(13,103)

Net loss—pro forma	$(7,780)	$(11,287)	$(15,461)

Basic and diluted net loss per share—as reported	$(0.23)	$(0.33)	$(0.59)

Basic and diluted net loss per share—pro forma	$(0.26)	$(0.43)	$(0.69)

        The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

        The aggregate fair value and weighted average grant date fair value of each option granted in fiscal years 2001, 2000 and 1999 were $299, $5,300 and $1,900 and $0.44, $3.02 and $1.58 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2001, 2000 and 1999:

	Fiscal Years
	2001	2000	1999
Expected volatility (%)	487	212	118
Risk-free interest rate (%)	4.53	6.46	5.16
Expected life (years)	4.87	4.87	5.06
Expected dividend yield (%)	0	0	0

        The aggregate fair value and weighted average fair value of each purchase under the Employee Stock Purchase Plan in fiscal years 2001, 2000 and 1999 were $68, $80 and $73 and $0.55, $0.88 and $2.76 per share, respectively. The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model, with the following assumptions for fiscal years 2001, 2000 and 1999:

	Fiscal Years
	2001	2000	1999
Expected volatility (%)	487	229	119
Risk-free interest rate (%)	4.53	6.46	5.00
Expected life (years)	0.49	0.49	0.49
Expected dividend yield (%)	0	0	0

Savings and Investment Plan:

        The Company has a 401(k) (the "Savings Plan") plan provided to all regular full-time employees who desire to participate. Under the Savings Plan, participating employees may elect to contribute up to 15 percent of their eligible compensation, subject to certain limitations. At the discretion of the Board of Directors, the Company may also make contributions to the Savings Plan, however, it has not made any contributions to the Savings Plan nor does it plan to make any contributions in the foreseeable future.

Earnings Per Share ("EPS") Disclosures:

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

	Fiscal Years
	2001	2000	1999
Numerator—basic and diluted EPS
Net loss	$(6,759)	$(8,653)	$(13,103)

Denominator—basic and diluted EPS
Common stock outstanding	29,941	26,437	22,199

Total shares used in calculation of basic and diluted EPS	29,941	26,437	22,199

Basic and diluted net loss per share	$(0.23)	$(0.33)	$(0.59)

        Stock options to purchase 3,000, 3,100 and 2,300 shares of common stock in fiscal years 2001, 2000 and 1999, respectively, at prices ranging from $0.20 to $33.00 per share and warrants to purchase 2,210, 2,417 and 225 shares, respectively, of common stock in each of the fiscal years 2001, 2000 and 1999, were outstanding but not included in the computation of diluted net loss per share as they were antidilutive.

        In addition, the Company had $3,000 of convertible debentures outstanding in 1999, which were convertible into approximately 4,200 shares of common stock but were not included in the computation of diluted net loss per share as they were antidilutive.

Income Taxes:

        The provision for income taxes for the fiscal years 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Current expense:
Federal	$—	$—	$—
State	—	—	—
Foreign	9	184	—

	9	184	—

Deferred tax expense:
Federal	—	—	—
State	—	—	—

	—	—	—

Change in valuation allowance	—	—	—

	$9	$184	$—

        The Company's effective tax rate for fiscal years 2001, 2000 and 1999 differs from the U.S. federal statutory income tax rate as follows:

	2001	2000	1999
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal effect	(2.3)	(3.0)	(2.2)
Tax credits	—	(1.5)	(0.1)
Non-deductible interest expense	—	—	—
Other, net	3.2	1.2	3.1
Change in valuation allowance	—	—	—
Net operating losses and tax credits not benefited	33.2	38.2	33.2
Foreign taxes	0.4	1.2	—

	0.5%	2.1%	0.0%

        The following table shows the major components of the deferred tax asset as of September 30, 2001 and 2000:

	2001	2000
Deferred tax assets and liabilities:
Current:
Write down of equity investment	$2,889	$2,889
Accounts receivable, inventory and other accruals	1,594	1,182
Accrued liabilities	105	276
Net operating loss carryforwards	26,466	24,751
Tax credit carryforwards	3,199	3,199

Total before valuation allowance	34,253	32,297
Valuation allowance	(34,253)	(32,297)

Net deferred tax asset	$—	$—

        At September 30, 2001, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $64,900 and $8,900, respectively, to reduce future taxable income. The Company has federal and state general business credit carryforwards of $2,500 and $700, respectively, to reduce future taxable income. These carryforwards expire in 2002 through 2022 if not utilized.

        In addition, the Company has approximately $6,400 of NOLs related to stock option exercises, the benefit of which will be credited to equity when utilized.

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

        Due to the net loss incurred in fiscal year 2001, accumulated deficit and lack of alternative tax planning strategies, there is uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company maintains a full valuation allowance against its otherwise recognizable net deferred tax assets.

        The valuation allowance increased by $1,956 and $4,771 during the fiscal years 2001 and 2000, respectively.

Segment Information:

        During fiscal year 2001, the Company had one reportable segment, Software, however, during fiscal years 2000 and 1999, the Company had two reportable segments—Software and Year 2000 Services. The software business segment develops and markets ebusiness performance management software solutions. The Year 2000 business segment provided services which reviewed software code and identified areas within the code where year 2000 problems may occur. At the start of the fiscal year 2000, the Company ceased its Year 2000 business segment.

        The following table presents certain segment financial information for the fiscal years 2001, 2000 and 1999:

	Software	Year 2000	Total
Fiscal Year 2001
Revenues from external customers	$15,793	$—	$15,793

Segment loss from operations	$(6,413)	$—	$(6,413)

Segment assets	$12,932	$—	$12,932

Fiscal Year 2000
Revenues from external customers	$20,718	$392	$21,110

Segment loss from operations	$(9,094)	$(218)	$(9,312)

Segment assets	$17,688	$—	$17,688

Fiscal Year 1999
Revenues from external customers	$17,140	$3,750	$20,890

Segment income (loss) from operations	$48	$(6,941)	$(6,893)

Segment assets	$9,017	$—	$9,017

        Reconciliations of the segment financial information to the consolidated totals as of and for each of the fiscal years 2001, 2000 and 1999 are provided below:

	Fiscal Year
	2001	2000	1999
Total consolidated net revenues	$15,793	$21,100	$20,890

Loss from operations:
Loss from operations for reportable segments	$(5,468)	$(9,312)	$(6,893)
Loss on impairment of assets	(945)	—	—
Loss from unconsolidated company	—	—	(5,098)

Consolidated loss from operations	$(6,413)	$(9,312)	$(11,991)

	September 30,
	2001	2000	1999
Assets:
Assets of software segment	$12,932	$17,688	$9,017
Unallocated assets	—	—	17,668
Eliminations
Intercompany receivables	(3,467)	(3,691)	(2,720)
Investments in and advances to related parties	(4,257)	(4,290)	12,313)

Consolidated assets	$5,208	$9,707	$11,652

        Net revenues to external customers are based on the location of the customer. Geographic information for fiscal years 2001, 2000 and 1999 is presented in the table below:

	United States	Europe	Australia	Other	Total
Fiscal Year 2001
Net revenues	$8,770	$6,743	$280	$—	$15,793
Long-lived assets	1,389	241	—		1,630
Fiscal Year 2000
Net revenues	$11,045	$7,928	$368	$1,769	$21,110
Long-lived assets	3,693	500	—	—	4,193
Fiscal Year 1999
Net revenues	$9,296	$7,340	$2,908	$1,346	$20,890
Long-lived assets	4,295	545	—	—	4,840

        There were no sales to any one customer that exceeded 10% of net sales in 2001. Sales to one software customer located in the United States amounted to 21.1% and 10.6% of net sales in 2000 and 1999, respectively.

Related party transactions

        During the fiscal year ended September 30, 2001, certain directors and officers of the Company made loans to the Company. These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds. These loans were recorded as short-term debt. At September 30, 2001, included in short-term debt is $200 in amounts owing to such directors and officers.

Report of Independent Accountants

To the Board of Directors and Shareholders of
FORTEL Inc.

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and cash flows listed in the index appearing under Item 14(a)(1) on page 41 present fairly, in all material respects, the financial position of FORTEL Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the "Basis of Presentation" note to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at September 30, 2001 of $85,855,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the "Basis of Presentation" note. The Company's ability to continue as a going concern is dependent upon, among other things, its ability to (a) achieve sufficient levels of net revenues to produce profitable operations and (b) generate adequate levels of liquidity through internally generated cash flows as well as additional external sources of capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California

November 7, 2001

Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors under the caption "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held March 7, 2002, is incorporated herein by reference. The information regarding executive officers under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

Item 11:    EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2002, is incorporated herein by reference.

Item 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held on March 7, 2002, is incorporated herein by reference.

Item 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the fiscal year ended September 30, 2001, certain directors and officers of the Company made loans to the Company. These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds, however, to date, remains unpaid. These loans were recorded as short-term debt. At September 30, 2001, included in short-term debt is $200,000 in amounts owing to such directors and officers.

Name	Relation	Loan Amount	Date of Loan	Due Date	Int. Rate
William R. Lonergan	Director	$50,000	6/22/2001	9/20/2001	18%
Robert E. Fortelka	Officer	50,000	6/23/2001	9/21/2001	18%
Theodore M. Ewing	Officer	50,000	6/28/2001	9/26/2001	18%
William M. Regitz	Director	50,000	7/3/2001	10/1/2001	18%

Total		$200,000

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

  (1)
  Financial Statements:

  FORTEL Inc.:

    Consolidated Balance Sheets (p. 19)

    Consolidated Statements of Operations (p. 20)

    Consolidated Statements of Shareholders' Equity (Deficit) (p. 21)

    Consolidated Statements of Cash Flows (p. 22)

    Notes to Consolidated Financial Statements (pgs. 23-38)

    Report of Independent Accountants (p. 39)

  (2)
  Financial Statement Schedule:

SCHEDULE VIII—Valuation and Qualifying Accounts (p. 48)

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits

    Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated by reference.

Exhibit Number	Description
3.1	Restated Articles of Incorporation (3)
3.1.1	Certificate of Ownership and Merger and Name Change (10)
3.2	Bylaws (1)
3.3	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock (5)
3.4	Certificate of Amendment of Articles of Incorporation (11)
3.5	Certificate of Determination of Series B Convertible Preferred Stock (11)
10.1	1982 Incentive Stock Option Plan, as amended, and form of Stock Option Grant (2)
10.2	1984 Supplemental Stock Option Plan and form of Stock Option Grant (2)
10.3	1984 Stock Purchase Plan, as amended, through November 1987 (3)
10.4	Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company (4)
10.5	Rights Agreement, dated as of June 12, 1996, between Zitel Corporation and American Stock Transfer & Trust Company, with exhibits (5)
10.6	Placement Agency Agreement (6)

10.7	Lease Office Building for One Monument Place between Upland Industries Corporation and Collins Equities, Inc. and Datametrics Systems Corporation dated July 31, 1992 (7)
10.8	First Amendment to Lease between CMD Realty Investment Fund, L.P. and Datametrics Systems Corporation dated October 16, 1996 (7)
10.9	Form of Palmer & Webb Lease (7)
10.10	Form of Common Stock Purchase Warrant (8)
10.11	Registration Rights Agreement (8)
10.12	Securities Purchase Agreement (8)
10.13	Placement Agency Agreement (8)
10.14
Agreement and Plan of Reorganization and Merger, dated as of October 5, 1998, by and among Zitel Corporation, Millennium Holding Corp., Zenith Acquisition Corp., Millennium Acquisition I Corp., and MatriDigm Corporation (9)
10.15	Form of Shareholder Agreement, dated as of October 5, 1998, by and between, in each case, Zitel Corporation and a certain specified shareholder of MatriDigm Corporation (9)
10.16	Form of Lock-Up Letter, dated as of October 5, 1998, addressed, in each case, to Millennium Holding Corp. from a certain specified shareholder of MatriDigm Corporation (9)
10.17	Selected Summary Financial Data for the period ended June 30, 1998 (9)
10.18	Joint Press Release of Zitel Corporation and MatriDigm Corporation, dated October 5, 1998 (9)
10.19	Termination of Agreement and Plan of Merger and Reorganization with Millennium Holding (12)
10.20	3% convertible Subordinated Debentures and Common Stock Purchase Warrants (13)
10.21	Registration of common stock related to 3% Convertible Subordinated Debentures and Common Stock Purchase Warrants (14)
10.22	Opinion on the Company's 1990 Stock Option Plan (15)
10.23	1995 Non-Employee Directors' Stock Option Plan, as amended (16)
10.24	Agreement and Plan of Merger and Reorganization with MatriDigm Corp. (17)
10.25	Conversion of Series B Convertible Preferred Stock (18)
10.26	Registration of common stock issued in connection with lawsuit settlement (19)

10.27	Lease Agreement dated February 16, 1995 between the Company and Renco Investment Company (4)
10.28	Registration of common stock issued in connection with Securities Purchase Agreement (21)
10.29	Registration of common stock for the 2000 Equity Incentive Plan (22)
10.30	Registration of common stock for the 1995 Non-Employee Directors' Stock Option Plan (23)
10.31	Letter of Agreement to replace redemption with specified liquidating damages (24)
10.32	Time Note issued to certain officer of FORTEL Inc.
10.33	Time Note issued to certain officer of FORTEL Inc.
10.34	Time Note issued to certain officer of FORTEL Inc.
10.35	Time Note issued to certain officer of FORTEL Inc.
13	Quarterly Report, Form 10-Q for the quarter ended June 30, 2001 (25)
22.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants.

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

(25)
Incorporated by reference to the indicated exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2001.

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

FORTEL Inc.
By:	/s/ ASA W. LANUM Asa W. Lanum President and Director Chief Executive Officer January 25, 2002

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Asa W. Lanum and Romeo R. Dizon, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ASA W. LANUM Asa W. Lanum	President and Director (Chief Executive Officer)	January 25, 2002
/s/ ROMEO R. DIZON Romeo R. Dizon	Acting Chief Financial Officer and Corporate Secretary	January 25, 2002
/s/ SUSAN J. DICKERSON Susan J. Dickerson	Director	January 25, 2002
/s/ TSVI GAL Tsvi Gal	Director	January 25, 2002
/s/ WILLIAM R. LONERGAN William R. Lonergan	Director	January 25, 2002
/s/ L. JOHN LOOMIS L. John Loomis	Director	January 25, 2002
/s/ WILLIAM M. REGITZ William M. Regitz	Director	January 25, 2002
/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	January 25, 2002

SCHEDULE VIII

FORTEL Inc.

VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS 1999, 2000 AND 2001

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Period	Additions Charged to Revenues and Costs and Expense	Write-offs and Deductions	Balance at End of Period
1999
Allowance for Doubtful Accounts	$122,000	$282,000	$124,000	$280,000
Valuation Allowance on Deferred Tax Assets	$18,675,000	$8,851,000	$—	$27,526,000
Reserve for excess capacity	$527,000	$387,000	$431,000	$483,000
2000
Allowance for Doubtful Accounts	$280,000	$253,000	$241,000	$292,000
Valuation Allowance on Deferred Tax Assets	$27,526,000	$4,771,000	$—	$32,297,000
Reserve for excess capacity	$483,000	$435,000	$378,000	$540,000
2001
Allowance for Doubtful Accounts	$292,000	$159,000	$179,000	$272,000
Valuation Allowance on Deferred Tax Assets	$32,297,000	$1,956,000	—	$34,253,000
Reserve for excess capacity	$540,000	$—	$232,000	$308,000

QuickLinks

PART I
  Item 1: BUSINESS
Risks Associated with FORTEL's Business and Future Operating Results
  Item 2: PROPERTIES
  Item 3: LEGAL PROCEEDINGS
  Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6: SELECTED FINANCIAL DATA
  Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A: Quantitative and Qualitative Disclosures about Market Risk
  Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Notes to Consolidated Financial Statements (In thousands except per share data)
Report of Independent Accountants
  Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11: EXECUTIVE COMPENSATION
  Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART IV
  Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  SCHEDULE VIII