Form 10-K/A
period 2001-09-30
FORTEL INC /CA/
filed 2002-01-28
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K/A

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
PricewaterhouseCoopers LLP
San Jose, California

November 7, 2001

Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title
William R. Lonergan	76	Chairman of the Board of Directors
Susan J. Dickerson	54	Director
Tsvi Gal	41	Director
Asa W. Lanum	54	President and Chief Executive Officer, and Director
L. John Loomis	50	Director
William M. Regitz	62	Director
Edward F. Thompson	63	Director
Romeo R. Dizon	44	Acting Chief Financial Officer and Corporate Secretary
Theodore M. Ewing	57	Sr. Vice President of Field Operations
Robert E. Fortelka	48	Sr. Vice President of Product Operations

        William R. Lonergan has served as a Director of the Company since July 1983 and has served as Chairman of the Board of Directors since July 1994, a member of the Audit Committee since July 1991, and a member of the Compensation Committee from November 1984 to March 9, 2000. Mr. Lonergan was reappointed to the Audit Committee in December 2000. Mr. Lonergan was a Partner of Oxford Partners, the general partner of several venture capital partnerships, from May 1983 to December 1994. Since January 1995, he has been a consultant to Oxford Partners. Mr. Lonergan is a Director of Dataware Technologies, Inc., a developer and marketer of high-performance, multi-platform and multi-lingual software.

        Susan J. Dickerson has served as a Director of the Company since January 2001 and a member of the Compensation Committee since March 8, 2001. Currently, Ms. Dickerson serves as Senior Vice President of Business Development for PostX Corporation, which provides a wide array of secure electronic communications methods for sensitive information. Prior to PostX, Ms. Dickerson was Vice President of Worldwide Field Operations of Phoenix Technologies, the global leader in firmware solutions for PCs and connected devices, from 1999 to 2001. From 1996 to 1999, Ms. Dickerson was Vice President of Worldwide Sales at Eloquent, a web-based rich media business communications solutions provider. Prior to Eloquent, Ms. Dickerson served in a series of sales and marketing management positions in the computer software industry and brings extensive experience in establishing distribution channels and building sales organizations for selling early adopter sale products. Ms. Dickerson began her career in high-tech in 1968 as a software engineer at IBM and later Amdahl.

        Tsvi Gal has served as a Director of the Company since December 1999 and a member of the Compensation Committee since March 9, 2000. Mr. Gal was President of E*AT&T—AT&T's "dot corp" organization that leads the communications giant's efforts in Electronic Business. Mr. Gal had founded Global Bandwidth Solutions, an Electronic Commerce and telecommunications company with over $1B in assets in Asia. Mr. Gal has been Chief Technology Officer of Enterprise Technology Services for Merrill Lynch in 1999. Prior to joining Merrill Lynch, Mr. Gal served as Executive Vice President and Chief Information Officer of North America applications for ABN AMRO Bank from 1996 to 1999. From 1994 to 1996, he served as a Senior Vice President and CTO of Bank of America. From 1988 to 1994, Mr. Gal served as a Vice President of Information Technology of Wells Fargo

Bank, where his accomplishments included introduction of the first Electronic Banking solutions over the Internet and Wells Fargo's use of open systems. Mr. Gal serves as a director of the board of several companies as well as Stanford University's advisory board.

        Asa W. Lanum has served as a Director of the Company since January 1999 and, in August 1999, was named President and Chief Executive Officer of Fortel. He was elected as a member of the Board of Directors in January 1999. Prior to joining FORTEL, Mr. Lanum was Managing Principal of The CTO Group, a consulting organization providing strategic marketing, product and technology advice to end users and systems vendors in the distributed, open systems, client server marketplace. He has over 30 years of experience as an executive and manager in the computer industry in the United States and Europe and is the author of over 30 papers and books.

        L. John Loomis has served as a Director of the Company since January 2001 and a member of the Audit Committee since March 8, 2001. He brings over 30 years of software, hardware, telecommunications development and management experience. Currently, Mr. Loomis serves as Managing Principal at The CTO Group, where they provide CTO-type services to a number of Publishing, Wall Street and International companies. Prior to that, Mr. Loomis has served as a chief executive officer and/or a chief operating officer doing corporate "turnarounds' for small publicly-held companies specializing in LCD chip design and multi-media software development. His extensive technical background includes design, development and support on Windows, Unix and Macintosh platforms. His early technical career involved design, development and support of mainframe-type processor and supporting equipment.

        William M. Regitz has served as a Director of the Company since March 1983 and a member of the Compensation Committee since November 1984. He served in various positions since 1971 at Intel, most recently as Manager of Mobile Manufacturing, until his retirement in 1999.

        Edward F. Thompson has served a Director of the Company since January 2000 and a member of the Audit Committee since March 9, 2000. Mr. Thompson has served as a Senior Advisor to the Board of Directors of Fujitsu Limited and as a director of several Fujitsu subsidiaries or portfolio companies since 1995. From 1976 to 1994, Mr. Thompson served in a series of management positions with Amdahl Corporation including, from 1983 to 1994, Chief Financial Officer and Secretary of Amdahl and Chief Executive Officer of Amdahl Capital Corporation. He is a member of the boards of directors and strategic advisory boards of several private companies.

        Romeo R. Dizon was named acting Chief Financial Officer and Chief Accounting Officer on May 1, 2001. Prior to this assignment, Mr. Dizon held the position of Corporate Controller. He has also served as Manager of Financial Planning/Analysis from 1991 to 1997, Manager of Cost Accounting and Cash from 1990 to 1991, and Manager of General Accounting from 1987 when he joined the Company. Prior to joining FORTEL, Mr. Dizon was an Accounting Manager for Telogy, Inc. from 1985 to 1987 and on the Audit Staff of Touche Ross & Co. from 1982 to 1985.

        Theodore M. Ewing, a twenty-four year veteran of the software industry with 30 years' experience in sales and marketing, joined the Company in January 2001 as Senior Vice President of Worldwide Field Operations. Mr. Ewing is responsible for the overall performance of FORTEL's worldwide sales initiative, including direct and channel sales, professional services and the field marketing team. He was most recently president of Tidal Software between 1996 and 2000, where he led the company through reorganization, new product development, market positioning and funding. From 1994 to 1995, Mr. Ewing was Vice President of Worldwide Sales and Marketing at Bradmark Technologies, Inc., leading the company to its first growth year in five years. At Systems Center, Inc., Mr. Ewing was Senior Vice President of North American operations from 1991 to 1993 and played a strategic role in the success of the acquisition of Systems Center by Sterling Software in 1993.

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

Item 11:    EXECUTIVE COMPENSATION

        The following table shows for the fiscal years ending September 30, 1999, 2000 and 2001 compensation awarded or paid to the individuals who served as the Company's executive officers during the fiscal year ended September 30, 2001 (the "Named Executive Officers"):

SUMMARY OF COMPENSATION

				Long-Term Compensation Awards
	Annual Compensation			Number of Securities Underlying Options (#)
Name and Principal Position					Other Compensation(2) ($)
	Year	Salary(1) ($)	Bonus ($)
Asa W. Lanum President and Chief Executive Officer	2001 2000 1999	221,058 285,577 39,135	— 68,750 —	— 200,000 320,000(3)	— — —
Romeo R. Dizon Acting Chief Financial Officer and Secretary	2001	110,260	—	—	—
Henry C. Harris Former Senior Vice President, Business Development & Chief Financial Officer	2001 2000 1999	132,461 212,884 199,099	— — —	— 50,000 100,000	— — 933
Anna M. McCann Former Vice President, Chief Financial Officer and Secretary	2000 1999	170,487 165,077	— 18,125	25,000 50,000	43,500 —	(4)
Theodore M. Ewing Sr. Vice President, Field Operations	2001	110,384	—	150,000	23,955	(5)
Robert E. Fortelka Sr. Vice President, Product Operations	2001	167,212	—	—	—

(1)
Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2)
Unless otherwise noted, represents life insurance premiums for the benefit of the Named Executive Officers.

(3)
Includes 20,000 shares underlying options granted to Mr. Lanum as a non-employee director prior to his being hired as an employee and appointed an executive officer of the Company.

(4)
Represents payments for consulting services to Ms. McCann subsequent to her resignation.

(5)
Represents payments to Mr. Ewing for territory sales commissions.

STOCK OPTION GRANTS AND EXERCISES

        The following tables sets forth, for the fiscal year ended September 30, 2001, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
% of Total Options/ Granted to Employees in Fiscal Year (%)
Number of Securities Underlying Options/ Granted (#)
Name			Exercise or Base Price ($/sh)	Expiration Date
					5% ($)	10% ($)
Asa W. Lanum	—	—	—	—	—	—
Henry C. Harris	—	—	—	—	—	—
Romeo R. Dizon	—	—	—	—	—	—
Theodore M. Ewing(2)	150,000	30.0	0.21875	12/27/10	20,636	52,295
Robert E. Fortelka	—	—	—	—	—	—

(1)
Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the options.

(2)
All options were granted under the 2000 Equity Incentive Plan. Options granted at an exercise price of $0.21875 and vest annually over four years of its ten-year term.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable
Asa W. Lanum	—	—	321,667/164,999
Romeo R. Dizon	—	—	11,550/6,250
Henry C. Harris	—	—	234,000/—
Theodore M. Ewing	—	—	—/150,000
Robert E. Fortelka	—	—	37,500/112,500

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

        The Company's executive compensation generally consists of a base salary, a cash bonus and long-term incentive stock options. Annual compensation for executive officers and certain non-officer vice presidents of the Company, other than the President, is recommended by the President and is reviewed and approved by the Compensation Committee. The individual salary recommendations may vary based on the President's judgment regarding the value of a position in the Company, performance of the executive and comparative compensation for like positions at other companies of similar size in their area, derived from salary survey data and other sources.

        The annual compensation for the President is recommended by the Compensation Committee and approved by the non-employee members of the Board of Directors. The Committee determines the President's annual compensation based on the same criteria and the same survey as used for officers, with the objective of placing his salary at the median for presidents of comparable companies.

        The Company believes that compensation of the key executives should be sufficient to attract and retain highly qualified personnel and should also provide meaningful incentives for measurable superior performance. The Company seeks to reward achievement of long-term and short-term performance goals. The Company currently does not provide retirement benefits to its executive officers, other than the availability of a 401(k) plan.

        During fiscal year 2001, the Company did not establish a formal bonus plan.

        The Compensation Committee uses stock option grants to further align the interests of shareholders and management by creating common incentives related to the possession by Management of a substantial economic interest in the long-term appreciation of the Company's Common Stock. The

Committee considers the number of options previously granted and the proportion that have vested in making its decisions. Stock option grants, other than for the President, are made periodically at the recommendation of the President with the approval of the Compensation Committee. The Committee makes option grants to the President on the same basis as for other officers. Options are granted with an exercise price equal to the full market value of the Company's Common Stock on the date of grant. During fiscal year 2001, the Company did not issue such stock option grants to any of its executive officers.

Item 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 11, 2002 by: (i) each current director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
William R. Lonergan(2)	119,766	*
Susan J. Dickerson(2)	20,837	*
Tsvi Gal(2)	34,383	*
Asa W. Lanum(2)	411,669	1.3%
L. John Loomis(2)	20,837	*
William M. Regitz(2)	175,208	*
Edward F. Thompson(2)	38,341	*
Romeo R. Dizon(2)	11,550	*
Theodore M. Ewing(2)	238,500	*
Robert E. Fortelka(2)	239,697	*
Henry C. Harris	4,083	*
All current executive officers and directors as a group (10 persons)(2)	1,310,788	4.3%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 30,620,587 shares outstanding on January 11, 2002, adjusted as required by rules promulgated by the Commission.

(2)
Includes shares that certain directors and executive officers have the right to acquire within 60 days of January 11, 2002 pursuant to outstanding options as follows: William R. Lonergan, 86,208 shares; Susan J. Dickerson, 20,837; Tsvi Gal, 34,383 shares; Asa W. Lanum, 358,335 shares; L. John Loomis, 20,837 shares; William M. Regitz, 67,208 shares; Edward F. Thompson,

  33,341 shares; Romeo R. Dizon, 11,550 shares; Theodore M. Ewing, 37,500 shares; Robert E. Fortelka, 37,500 shares and all current executive officers and directors as a group, 707,699 shares.

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

Compensation Committee Interlocks and Insider Participation

        The Company issued promissory notes to William R. Lonergan on June 22, 2001 and William M. Regitz on July 3, 2001 for the amount of $50,000 each at an annual interest rate of 18%, payable within 90 days; both notes remain unpaid by the Company. Both are members of the Board and Mr. Regitz is also a member of the Compensation Committee and Mr. Lonergan is also a member of the Audit Committee.

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

FORTEL Inc.
By:	/s/ ASA W. LANUM Asa W. Lanum President and Director Chief Executive Officer January 28, 2002

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

Signature	Title	Date

/s/ ASA W. LANUM Asa W. Lanum	President and Director (Chief Executive Officer)	January 28, 2002
/s/ ROMEO R. DIZON Romeo R. Dizon	Acting Chief Financial Officer and Corporate Secretary	January 28, 2002
/s/ SUSAN J. DICKERSON Susan J. Dickerson	Director	January 28, 2002
/s/ TSVI GAL Tsvi Gal	Director	January 28, 2002
/s/ WILLIAM R. LONERGAN William R. Lonergan	Director	January 28, 2002
/s/ L. JOHN LOOMIS L. John Loomis	Director	January 28, 2002
/s/ WILLIAM M. REGITZ William M. Regitz	Director	January 28, 2002
/s/ EDWARD F. THOMPSON Edward F. Thompson	Director	January 28, 2002

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
  Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11: EXECUTIVE COMPENSATION
SUMMARY OF COMPENSATION
STOCK OPTION GRANTS AND EXERCISES
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
  Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  SCHEDULE VIII