Form 10-Q
period 2001-12-31
FORTEL INC /CA/
filed 2002-02-14
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /    No /x/

        The number of shares of the Registrant's Common Stock outstanding as of December 31, 2001 was 30,620,587.

FORTEL INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000's)
(UNAUDITED)

	December 31, 2001	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$361	$769
Accounts receivable, net	2,405	2,031
Refundable taxes	6	6
Other current assets	449	772

Total current assets	3,221	3,578
Fixed assets, net	439	515
Other assets, net	1,058	1,115

Total assets	$4,718	$5,208

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$4,222	$4,084
Accrued liabilities	5,073	4,595
Short-term debt	848	206
Deferred revenue	2,705	2,634

Total current liabilities	12,848	11,519

Shareholders' deficit:
Common stock	79,565	79,544
Accumulated deficit	(87,695)	(85,855)

Total shareholders' deficit	(8,130)	(6,311)

Total liabilities and shareholders' deficit	$4,718	$5,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands except per share data)

	Three Months Ended December 31,
	2001	2000
Net product sales	$1,171	$2,247
Services and other	1,880	2,305

Net sales	3,051	4,552
Costs and expenses:
Cost of products sold	181	217
Cost of services and other	841	1,086
Research and development expenses	748	1,017
Selling, general & administrative expenses	2,792	3,761

Operating loss	(1,511)	(1,529)
Other expense, net	212	43

Loss before income taxes	(1,723)	(1,572)
Provision for income taxes	117	—

Net loss	$(1,840)	$(1,572)

Basic and diluted net loss per share	$(.06)	$(.05)

Shares used in basic and diluted per share calculation	30,567	29,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000's)
(UNAUDITED)

	Three Months Ended December 31,
	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(1,840)	$(1,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	305	460
Provision for doubtful accounts	15	15
Stock-based compensation	21	(3)
Change in operating assets and liabilities:
Increase in accounts receivable	(389)	(2,610)
Decrease in refundable taxes	—	115
Decrease in other current assets	161	395
Increase in accounts payable	138	693
Increase in accrued liabilities	478	171
Increase in deferred revenue	71	1,348

Net cash used in operating activities	(1,040)	(988)

Cash flows used in investing activities:
Acquisition of fixed assets	(10)	(19)

Net cash used in investing activities	(10)	(19)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	$1,068	$1,527
Repayment of borrowings	(426)	(496)
Issuance of common stock	—	46

Net cash provided by financing activities	642	1,077

Net increase (decrease) in cash and cash equivalents	(408)	70
Cash and cash equivalents, beginning of period	769	889

Cash and cash equivalents, end of period	$361	$959

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

2.    Basis of Presentation

        The accompanying consolidated financial statements include the accounts of FORTEL Inc. and all wholly-owned domestic and foreign subsidiaries. All material intercompany balances and transactions have been eliminated. The interim statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC")and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2001. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

        The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 2001 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

        The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses from operations for at least the past five fiscal years. The Company continues to experience negative cash flows from operations and has been dependent on credit facilities to sustain its activities. These significant losses and the low level of cash available do not currently enable the Company to satisfy all or substantially all of its obligations to third-parties. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3.    Recent Accounting Pronouncements:

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt

SFAS No. 144 on October 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated results of operations and financial position.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective October 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the consolidated financial position and results of operations.

4.    Other Assets:

        Other assets consist of the following as of:

	December 31, 2001	September 30, 2001
Goodwill	$2,768	$2,768
Purchased technology	2,588	2,588
Deferred software implementation costs	351	351
Purchased software	550	550
Capitalized development projects	1,454	1,454
Other assets	328	166
Less accumulated amortization	(6,981)	(6,762)

	$1,058	$1,115

5.    Credit Facility:

        As of December 31, 2001, the Company had a $3,000 accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. The credit facility has no maturity; however, either party may terminate at any time. During the quarter ended December 31, 2001, the Company had borrowed approximately $1,068 and repaid approximately $426 under this credit facility. At December 31, 2001, approximately $648 was outstanding against the line.

6.    Common Stock:

        Common stock activity for the period from October 1, 2001 through December 31, 2001 is as follows:

	Common Stock Shares	Common Stock Amount
Balance at September 30, 2001	30,387	$79,544
Repricing of warrants	234	—
Stock-based compensation	—	21

Balance at December 31, 2001	30,621	$79,565

        In July 2000, the Company, through a private placement, issued 2,192 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"). Proceeds of $4,727, net of placement agency and professional fees of $273, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. During the quarter ended December 31, 2001, the Company issued 234 shares of common stock in satisfaction of the repricing rights. The Company has registered 5,341 shares of common stock of which 3,693 shares had been issued as of December 31, 2001. At December 31, 2001, 1,980 fully vested and exercisable warrants are outstanding. These warrants will expire in February 2002.

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

        The modification of the Agreements, gives the Investors the right to demand liquidating damages of up to $6,000 should certain events be breached by the Company. On July 25, 2001 the Company received demand letters from the Investors demanding liquidated damages upon various defaults under the Agreements, all dated July 18, 2000 and as subsequently amended on November 6, 2000, in the aggregate amount of $1,400 due to (1) the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001, (2) its failure to register additional securities and (3) its failure to authorize additional securities. To date, the defaults have not been remedied, nor has the demand for payment been satisfied by the Company, and as such, based on the provisions of the Agreements as subsequently amended, as of December 31, 2001, the liquidated damages, as demanded, have increased to $3,000. In addition, interest of approximately $254 has been accrued on the unpaid liquidated damages. The unpaid liquidated damages and the related accrued interest thereon are recorded in accrued liabilities. The Company does not currently have the capabilities to satisfy these demands and therefore will continue to incur interest charges at the rate of 18% per annum on the unpaid liquidated damages.

Repricing of Options

        In October 2001, the Company's Board of Directors authorized the repricing of options to purchase 859 shares of common stock to $0.04 per share, which represented the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined in FIN 44, and the Company will remeasure the intrinsic value of the repriced options (the excess of fair market value over the exercise price), through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2001, the Company has recognized a compensation expense of approximately $21 related to the repriced options, as the fair market value of the Company's common stock at December 31, 2001, was $0.13 and was above the exercise price of the repriced option.

7.    Earnings Per Share ("EPS")

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows for the quarters ended December 31:

	2001	2000
Numerator—Basic and Diluted EPS
Net loss	$(1,840)	$(1,572)

Denominator—Basic and Diluted EPS
Weighted average common stock outstanding	30,567	29,221

Basic and Diluted loss per share	$(.06)	$(.05)

        For the quarters ended December 31, 2001 and 2000, stock options to purchase 522 and 10 shares of common stock, respectively, and warrants to purchase 2,205 and 2,292 shares, respectively, of common stock were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

8.    Segment Information

        The Company currently operates in one business segment. The table below presents net sales by geographic area for the quarters ended December 31:

	Three Months Ended December 31,
	2001	2000
U.S.	$1,590	$2,451
Europe	1,308	1,919
Other	153	182

Total	$3,051	$4,552

        The table below presents long-lived asset information by geographic area:

	December 31, 2001	September 30, 2001
Long-lived assets:
U.S.	$1,296	$1,389
International	201	241

Total	$1,497	$1,630

9.    Related party transactions

        During the fiscal year ended September 30, 2001, certain directors and officers of the Company made loans to the Company. These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds. These loans were recorded as short-term debt. At December 31, 2001, included in short-term debt is $200 in amounts owing to such directors and officers.

10.    Comprehensive Loss

        Comprehensive loss, as defined, includes all charges in equity (net assets) during a period from non-owner sources. There were no material differences between comprehensive loss and net loss as reported for each of the periods presented in these condensed financial statements.

11.    Subsequent event

        On February 12, 2002, the Company received election notices from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062 shares of Common Stock. Harp Investors LLC notified Fortel of its exercise notice and demanded the issuance of a stock certificate for 16,673 shares of Common Stock. Deephaven Private Placement Trading, Ltd. notified Fortel of its exercise notice and demanded the issuance of a stock certificate for 48,389 shares of Common Stock. The total number of authorized shares of Common Stock is 40,000. As of December 31, 2001, 30,621 shares of Common Stock were issued and outstanding. Thus, the Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock.

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

Critical Accounting Policy

        In preparing our consolidated financial statements, our critical accounting policy is revenue recognition.

        We derive our revenue from primarily two sources (i) software license, and (ii) services and support revenue which includes software license maintenance, training and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We generally license our software products on a one-year time basis or on a perpetual basis.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition", as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products.

        We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier. In instances where delivery is electronic, the product is considered delivered when the customer either takes possession by downloading the software or the access code to download the software has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenues.

        At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 45 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

        We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Fortel. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

        We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Results of Operations

        The Company recorded a net loss of $1,840,000 ($0.06 per share) for the fiscal 2002 first quarter, compared with a net loss of $1,572,000 ($0.05 per share) for the same quarter of the prior year. Net sales for the current quarter were $3,051,000 versus net sales of $4,552,000 for the same period a year earlier, a decrease of $1,501,000. The decrease in net sales resulted primarily from a decrease in license sales of approximately $1,076,000, a decrease in maintenance revenues of approximately $122,000, and a decrease in consulting revenue in the amount of approximately $267,000.

        Gross margin for the quarter ended December 31, 2001 was 67% of net sales compared to 71% of net sales for the same quarter of the prior year. The decrease in gross margin percentage is primarily attributable to product mix, with the mix reflecting a decrease in license sales which have higher gross margins.

        Research and development expenses for the quarter ended December 31, 2001 were 25% of net sales compared to 22% for the same period of the prior year. Actual spending decreased $269,000 and is primarily attributable to a decrease in headcount.

        Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2001 were 92% of net sales versus 83% for the same period a year earlier. Actual spending in SG&A decreased $969,000, primarily related to a reduction in employee headcount.

        Other expense was $212,000 for the quarter ended December 31, 2001 versus $43,000 in the same quarter of the prior year. Other expense consisted primarily of interest expense for the quarters ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

        Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

        During the quarter ended December 31, 2001, cash utilized by operating activities was $1,040,000. The utilization of cash in operating activities resulted primarily from the net loss of $1,840,000 and an increase in accounts receivable of $389,000, offset in part by an increase in deferred revenue of $71,000, a decrease in other current assets of $161,000, an increase in accounts payable and accrued liabilities of $616,000 and the add back of non-cash related charges for depreciation and amortization of $305,000.

        During the current quarter, net cash utilized in investing activities was $10,000, representing purchases of capital equipment.

        Net cash provided by financing activities during the current quarter was $642,000, primarily attributable to borrowings of $1,068,000 under its accounts receivable revolving line of credit, offset in part by repayments of $426,000.

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

Recent Accounting Pronouncements:

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on October 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated results of operations and financial position.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30,

2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective October 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the consolidated financial position and results of operations.

        Risks Associated with FORTEL's Business and Future Operating Results:

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

        FORTEL cannot assure that it will have access to sufficient funds to meet its operating needs, which will likely limit the ability to continue as a going concern. There exist uncertainties as to the Company's ability to continue as a going concern. FORTEL's independent certified public accountants have included an explanatory paragraph to this effect in their audit report on Form 10-K/A with respect to the Company's consolidated financial statements for the fiscal year ended September 30, 2001. Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could deplete the available cash. Further, should some of the Company's creditors demand immediate payment, in particular payment of liquidated damages, FORTEL would not be in a position to satisfy theses demands. FORTEL needs to find additional funding to finance its operations. If the Company does not realize significant additional revenue or raise additional debt or equity financing or is not able to renegotiate or obtain a waiver for the demand for liquidated damages, the Company will be unable to continue as a going concern. In the event the Company is the subject of bankruptcy proceedings, it may be forced to reorganize or possibly dissolve, and its stockholders may not receive any proceeds upon liquidation.

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

        Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341,126 shares of common stock of which 3,692,135 had been issued as of December 31, 2001.

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

        On February 12, 2002, the Company received election notices from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062,164 shares of Common Stock. Harp Investors LLC notified Fortel of its exercise notice and demanded the issuance of a stock certificate for 16,672,692 shares of Common Stock. Deephaven Private Placement Trading, Ltd. notified Fortel of its exercise notice and demanded the issuance of a stock certificate for 48,389,472 shares of Common Stock. The total number of authorized shares of Common Stock is 40,000,000. As of December 31, 2001, 30,620,587 shares of Common Stock were issued and outstanding. Thus, the Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock.

        Should the Company elect to seek the required shareholder approval to authorize additional shares of Common Stock sufficient to satisfy the demands made by the Investors, in full or in part, it appears questionable whether the Company will be able to obtain such shareholder approval in light of the Company's failure at the 2001 Annual Meeting to obtain shareholder approval for a proposed amendment of the 2000 Equity Incentive Plan.

        In addition, Fortel might not have an effective registration statement in place to allow for the resale of all the shares requested by the Investors. Furthermore, Fortel's failure to timely file its annual report on Form 10-K might have caused the failure to provide for a continuously effective registration statement for the resale of shares held or to be received by the Investors, as required under the Registration Rights Agreement, dated July 18, 2000, which might lead to additional claims for liquidated damages.

Significant Losses

        For the first quarter of fiscal year 2002, the Company reported a net loss of $1,840,000. The Company reported total net losses of 6,759,000, $8,653,000, $13,103,000, $43,205,000 and $17,501,000 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively.

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

FORTEL Stock Price Has Been Highly Volatile

        The price of FORTEL's common stock during the current quarter ranged from the low closing bid price of $0.04 to the high closing bid price of $0.20. During the fiscal year 2001, the price of the Company's common stock remained highly volatile, ranging from the low closing bid price of $0.04 to the high closing bid price of $1.03.

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

Dependence on Key Personnel

        The Company's future performance depends significantly upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. Recently the Company's stock price has been volatile and as such, many of the Company's employees hold options with exercise prices greater than the market price of the Company's Common Stock, and therefore may not be an incentive to retain the services of these individuals. As a result, in October 2001, the Company's Board of Directors authorized the repricing of previously granted options, reducing the original exercise prices when initially granted, to $0.04 per share, which represented the market value on the date of repricing. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success depends on its continuing ability to retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified key technical and management personnel in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 2001. A review of other financial instruments and risk exposures at that date revealed the Company did not have material exposure to interest rate risk.

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

          None

  Item 3.    Defaults Upon Senior Securities

          None

  Item 4.    Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of security holders during the first quarter of the fiscal year ending December 31, 2001.

  Item 5.    Other Information

          None

  Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEL INC.
Date: February 14, 2002	By:	/s/ ROMEO R. DIZON Romeo R. Dizon Acting Chief Financial Officer

QuickLinks

FORTEL INC. AND SUBSIDIARIES INDEX
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