Form 10-Q
period 2002-03-31
FORTEL INC /CA/
filed 2002-05-15
CIK 731647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12194

FORTEL INC.
(Exact name of Registrant as specified in its charter)

California	94-2566313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
46832 Lakeview Blvd. Fremont, California	94538-6543
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (510) 440-9600

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes           No   X

        The number of shares of the Registrant's Common Stock outstanding as of May 9, 2002 was 30,624,087.

FORTEL INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000's)
(unaudited)

	March 31, 2002	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$260	$769
Accounts receivable, net	3,165	2,031
Refundable taxes	10	6
Other current assets	404	772

Total current assets	3,839	3,578
Fixed assets, net	371	515
Other assets, net	769	1,115

Total assets	$4,979	$5,208

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$4,360	$4,084
Accrued liabilities	5,414	4,595
Short-term debt	200	206
Deferred revenue	3,292	2,634

Total current liabilities	13,266	11,519

Deferred revenue—long-term	1,791	—

Total liabilities	15,057	11,519

Shareholders' deficit:
Common stock	79,565	79,544
Accumulated deficit	(89,643)	(85,855)

Total shareholders' deficit	(10,078)	(6,311)

Total liabilities and shareholders' deficit	$4,979	$5,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net product sales	$688	$2,029	$1,858	$4,276
Services and other	1,639	1,936	3,520	4,241

Net sales	2,327	3,965	5,378	8,517
Costs and expenses:
Cost of products sold	36	95	217	312
Cost of services and other	678	836	1,519	1,922
Research and development expenses	778	1,019	1,526	2,036
Selling, general & administrative expenses	2,564	4,015	5,356	7,776

Operating loss	(1,729)	(2,000)	(3,240)	(3,529)
Other expense, net	219	50	433	93

Loss before taxes	(1,948)	(2,050)	(3,673)	(3,622)
Provision for income taxes	—	—	115	—

Net loss	$(1,948)	$(2,050)	$(3,788)	$(3,622)

Basic and diluted net loss per share	$(.06)	$(.07)	$(.12)	$(.12)

Shares used in basic and diluted per share calculation	30,622	29,934	30,594	29,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000's)
(unaudited)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,788)	$(3,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	901
Provision for doubtful accounts	30	59
Stock-based compensation	21	8
Change in operating assets and liabilities:
Increase in accounts receivable	(1,164)	(652)
Decrease (increase) in refundable taxes	(4)	116
Decrease in other current assets	287	175
Increase in accounts payable	276	970
Increase in accrued liabilities	819	22
Increase in deferred revenue	2,449	1,235

Net cash used in operating activities	(477)	(788)

Cash flows from investing activities:
Acquisition of fixed assets	(26)	(32)
Disposal of fixed assets	—	37

Net cash (used in) provided by investing activities	(26)	5

Cash flows from financing activities:
Proceeds from borrowings under factor line of credit	$1,611	$3,282
Repayment of borrowings	(1,617)	(2,525)
Issuance of common stock	—	46

Net cash (used in) provided by financing activities	(6)	803

Net (decrease) increase in cash and cash equivalents	(509)	20
Cash and cash equivalents, beginning of period	769	889

Cash and cash equivalents, end of period	$260	$909

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

2.    Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of FORTEL Inc. and all wholly-owned domestic and foreign subsidiaries. All material intercompany balances and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements contained in the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2001. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations as of and for the periods indicated.

        The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results expected for the full year. The balance sheet as of September 30, 2001 is derived from the audited financial statements as of and for the year then ended but does not include all notes and disclosures required by accounting principles generally accepted in the United States of America.

        The Company's condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business. The Company has incurred significant losses from operations for at least the past five fiscal years. The Company also has significant payroll-related taxes that have not been paid to the appropriate tax authorities (see Note 5). The Company continues to experience negative cash flows from operations and has been dependent on credit facilities to sustain its activities. These significant losses and the low level of cash available do not currently enable the Company to satisfy all or substantially all of its obligations to third parties. The Company is currently evaluating certain strategic alternatives which include implementing a cost savings program, selling the Company, and reorganizing the Company and seeking protection under the Federal Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective October 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the consolidated financial position and results of operations.

4.    Other Assets

        Other assets consist of the following as of:

	March 31, 2002	September 30, 2001
Purchased technology	$2,588	$2,588
Deferred software implementation costs	351	351
Purchased software	550	550
Capitalized development projects	1,454	1,454
Other assets	247	166
Less accumulated amortization	(4,421)	(3,994)

	$769	$1,115

5.    Significant Withholding and Payroll Tax Liabilities

        Prior to February 28, 2002 the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,285 to the appropriate taxing authorities. Currently the Company does not have sufficient funds to satisfy these obligations. The Company has estimated approximately $394 for penalties and interest on the unpaid payroll-related taxes as of March 31, 2002, resulting in an estimated total liability of $1,679 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes. In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions. The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds. There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company. Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern. As of March 31, 2002, these significant payroll-related tax liabilities were included in accrued liabilities.

6.    Credit Facility

        As of March 31, 2002, the Company had a $3,000 accounts receivable revolving line of credit. Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less. The interest rate approximates 18% per annum calculated on the average daily balance outstanding. Additionally, there is an administrative fee of 1/2 of one percent of each amount factored. Advances against the revolving line of credit are subject to lender approval and are collateralized by a security interest in all of the Company's assets including copyrights, trademarks, and intellectual property. The credit facility has no maturity; however, either party may terminate at any time. During the six months ended March 31, 2002, the Company had borrowed approximately $1,611 and repaid approximately $1,617 under this credit facility. At March 31, 2002, there were no borrowings outstanding against the accounts receivable revolving line of credit.

7.    Common Stock

        Common stock activity for the period from October 1, 2001 through March 31, 2002 is as follows:

	Common Stock Shares	Common Stock Amount
Balance at September 30, 2001	30,387	$79,544
Issuance of common stock under repricing warrants agreement	234	—
Exercise of stock options	3	—
Stock-based compensation	—	21

Balance at March 31, 2002	30,624	$79,565

        In July 2000, the Company, through a private placement, issued 2,192 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the "Agreements"). Proceeds of $4,727, net of placement agency and professional fees of $273, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. During the six-month period ended March 31, 2002, the Company issued 234 shares of common stock in satisfaction of the repricing rights. The Company has registered 5,341 shares of common stock of which 3,693 shares had been issued as of March 31, 2002. On February 12, 2002, the Company received election notices to exercise all 1,980 fully vested warrants from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062 shares of Common Stock. Harp Investors LLC notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 16,673 shares of Common Stock in connection with their 507 fully vested and exercisable warrants. Deephaven Private Placement Trading, Ltd. notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 48,389 shares of Common Stock in connection with their 1,473 fully vested and exercisable warrants. The total number of authorized shares of Common Stock is 40,000 as of March 31, 2002 and 30,624 shares of Common Stock are issued and outstanding. The Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock, therefore the Company has not issued any shares of Common Stock pursuant of these exercise notices. The Investors have confirmed that this request does not trigger any additional liquidating damages.

        Because of the redemption feature contained within the Agreements, the Company had classified the transaction as mezzanine financing and recorded the proceeds as temporary equity on the balance sheet at September 30, 2000. On November 6, 2000, the Company entered into a letter agreement with the Investors to modify the Agreements to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. The modification of these terms enabled the Company to reclassify the transaction from temporary equity into shareholders' deficit.

        The modification of the Agreements gives the Investors the right to demand liquidating damages of up to $6,000 should certain events be breached by the Company. On July 25, 2001, the Company received demand letters from the Investors demanding liquidated damages upon various defaults under the Agreements, all dated July 18, 2000 and as subsequently amended on November 6, 2000, in the aggregate amount of $1,400 due to (1) the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001, (2) its failure to register additional securities and (3) its failure to authorize additional securities. To date, the defaults have not been remedied, nor has the demand for payment been satisfied by the Company, and as such, based on the provisions of the Agreements as subsequently amended, the liquidated damages, as demanded, have increased to $3,000 as of March 31, 2002. In addition, interest of approximately $387 has been accrued as of March 31, 2002 on the unpaid liquidated damages. The unpaid liquidated damages and the related accrued interest thereon are recorded in accrued liabilities. The Company does not currently have the capabilities to satisfy these demands and, therefore, will continue to incur interest charges at the rate of 18% per annum on the unpaid liquidated damages.

Repricing of Options

        In October 2001, the Company's Board of Directors authorized the repricing of options to purchase 859 shares of common stock to $0.04 per share, which represented the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined in FIN 44, and the Company will remeasure the intrinsic value of the repriced options (the excess of fair market value over the exercise price), through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of March 31, 2002, the Company has recognized a compensation expense of approximately $21 related to the repriced options.

8.    Earnings Per Share ("EPS")

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts) for the three and six months ended March 31, 2002 and 2001:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Numerator—Basic and Diluted EPS
Net loss	$(1,948)	$(2,050)	$(3,788)	$(3,622)

Denominator—Basic and Diluted EPS
Weighted average common stock outstanding	30,622	29,934	30,594	29,573

Basic and diluted loss per share	$(.06)	$(.07)	(.12)	$(.12)

        For the three and six-month periods ended March 31, 2002, stock options to purchase 478 thousand and 501 thousand shares of common stock, respectively, and warrants to purchase 2,210 thousand 2,210 thousand shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods. For the three and six-month period ended March 31, 2001, stock options to purchase 83 thousand and 55 thousand shares of common stock, respectively, and warrants to purchase 2,964 thousand 2,964 thousand shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

9.    Segment Information

        The Company currently operates in one business segment. The table below presents net sales by geographic area for the three- and six-month periods ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
U.S.	$1,759	$2,195	$3,349	$4,936
Europe	490	1,725	1,798	3,471
Other	78	45	231	110

Total	$2,327	$3,965	$5,378	$8,517

        The table below presents long-lived asset information by geographic area:

	March 31, 2002	September 30, 2001
Long-lived assets:
U.S.	$828	$1,389
International	312	241

Total	$1,140	$1,630

10.  Related party transactions

        During the fiscal year ended September 30, 2001, certain directors and officers of the Company made loans to the Company. These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds. These loans were recorded as short-term debt. To date the Company is in default as there had been no payments made on the principal nor on the related interest. As the note holders are officers and directors of the Company and are aware of the Company's current financial condition, they have not made any demands for payment of such loans. At March 31, 2002, included in short-term debt is $200 in amounts owing to such directors and officers. Accrued interest on these loans of approximately $27 is included in accrued liabilities.

11.  Comprehensive Loss

        Comprehensive loss, as defined, includes all charges in equity (net assets) during a period from non-owner sources. There were no material differences between comprehensive loss and net loss as reported for each of the periods presented in these condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands except per share data)

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

        We derive our revenue from primarily two sources (i) software licenses, and (ii) services and support revenue which includes software license maintenance, training and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We generally license our software products on a one-year time basis or on a perpetual basis.

        We apply the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products.

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

Results of Operations

        The Company recorded a net loss of $1,948 ($0.06 per share) for the fiscal 2002 second quarter, compared with a net loss of $2,050 ($0.07 per share) for the same quarter of the prior year. For the six-month period ended March 31, 2002, net loss was $3,788 ($0.12 per share) compared with a net loss of $3,622 ($0.12 per share) for the same period a year earlier.

        Total net sales for the current quarter were $2,327 versus total net sales of $3,965 for the same period a year earlier, a decrease of $1,638. For the six-month period ended March 31, 2002, total net sales were $5,378 total net sales of $8,517 for the same period a year earlier. The decrease in net sales in both periods is primarily attributable to a decrease in license sales and a decrease in maintenance revenues.

        While net sales have decreased 66% and 56% for the three and six-month periods, respectively, from prior year periods, during the six-month period ended March 31, 2002, the Company had generated billings for contracts that were recorded as deferred revenue as a result of the contract terms. At March 31, 2002, deferred revenue was $5,083 compared to the September 30, 2001 balance of $2,634, an increase of 93%.

        Gross margin for the quarter ended March 31, 2002 was 69% of net sales compared to 77% of net sales for the same quarter of the prior year. For the six months ended March 31, 2002, gross margin was 68% of net sales compared to 74% of net sales for the same period a year earlier. The decrease in gross margin percentage is a result of lower license sales, which have higher gross margins. The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected. Gross margins may be affected by several factors, including the mix of products sold and price competition.

        Research and development expenses for the quarter ended March 31, 2002 were 33% of net sales compared to 26% for the same quarter of the prior year. For the six months ended March 31, 2002, research and development expenses were 28% of net sales compared to 24% of net sales for the same period a year earlier. Actual spending decreased $241 and $510 for the quarter and six-month period, respectively, from prior year periods. The result is primarily attributable to a decrease in headcount and related expenses.

        Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2002 were 110% of net sales versus 101% of net sales for the same period a year earlier. Actual spending decreased $1,451 from prior year period. For the six months ended March 31, 2002, SG&A expenses were 99% of net sales compared to 92% of net sales for the same period a year earlier. Actual spending decreased $2,420 from prior year period. The decreased spending in both periods is primarily attributable to a reduction in marketing and sales personnel.

        Other expense was $219 for the quarter just ended versus $50 in the same quarter of the prior year. For the six-month period ended March 31, 2002, other expense were $433 versus $93 for the same period a year earlier. Other expense consisted primarily of interest expense. The increase in other expense in both periods is primarily attributable to the interest accrued on the unpaid liquidated damages to the private placement investors.

Liquidity and Capital Resources

        Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

        During the six-month periods ended March 31, 2002, 2001, working capital decreased $1,486 and $2,662 respectively. Cash flows used in operating activities were $477 for the six months ended March 31, 2002 and cash flows used in operating activities were $788 for the same period a year earlier. For the six months ended March 31, 2002, the utilization of cash in operating activities resulted primarily from a net loss of $3,788 and an increase in accounts receivable of $1,164, offset by an increase in deferred revenue of $2,449, an increase in accounts payable and accrued liabilities of $1,095, a decrease in other current assets of $287 and depreciation and amortization charges of $597.

        For the six-month period ended March 31, 2002, net cash used in investing activities was $26 for the acquisition of fixed assets. During the six-month period ended March 31, 2001, net cash provided by investing activities of $5 was comprised of disposal of fixed assets of $37 and acquisition of fixed assets of $32.

        For the six-month period ended March 31, 2002, net cash used in financing activities was $6, consisting primarily of $1,611 in proceeds from borrowings, offset with the repayment of such borrowings of $1,617. For the six-month period ended March 31, 2001, net cash provided by financing activities was $803, comprised of $3,282 from borrowings, $46 from the sale of stock under the Company's employee stock purchase plan offset by repayment of borrowings of $2,525.

        Prior to February 28, 2002 the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,285 to the appropriate taxing authorities. Currently the Company does not have sufficient funds to satisfy these obligations. The Company has estimated approximately $394 for penalties and interest on the unpaid payroll-related taxes as of March 31, 2002, resulting in an estimated total liability of $1,679 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes. In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions. The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds. There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company. Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern.

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

        In the event that the Company is unable to increase revenue levels or financing is unavailable, management will evaluate certain strategic alternatives which include implementing a cost savings program, selling the Company, and reorganizing the Company and seeking protection under the Federal Bankruptcy Code. There can be no assurance that any of these actions will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations.

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

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective October 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the consolidated financial position and results of operations.

Risks Associated with FORTEL's Business and Future Operating Results (Amounts in thousands)

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

Recent Levels of Liquidity Have Been Low and Might Be Insufficient to Remain a Viable Operating Company

        The Company has experienced a shortage of available cash or readily available funds to satisfy all its current obligations towards vendors and service providers. This has caused and might continue to cause disruptions or terminations of relationships with service providers and the non-delivery of needed goods and services. The Company has taken several steps to remedy this situation such as renegotiating for accelerated cash payments instead of long-term royalty payments and to arrange for payment plans with various service providers and vendors as well as numerous other cost-saving measures. If the

Company is unable to increase its current levels of available cash or funds available, there can be no assurance that vital and material goods or services will be available to the Company and that it will remain a viable operating entity.

Significant Withholding and Payroll Tax Liabilities

        Prior to February 28, 2002 the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,285 to the appropriate taxing authorities. Currently the Company does not have sufficient funds to satisfy these obligations. The Company has recorded an estimate for penalties and interest on the unpaid payroll-related taxes in the amount of $394. As of March 31, 2002, an estimated total liability of $1,679 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes, is recorded in accrued liabilities. In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions. The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds. There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company. Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern.

Significant Default Liabilities for Liquidated Damages and Liability for Issuance of Repricing Warrants to Private Investors Seriously Threaten the Company as a Going Concern

        On July 18, 2000, the Company, through a private placement, issued 2,191 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the "Investors"), in exchange for $5,000. This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants and as subsequently amended by Letter Agreement on November 6, 2000 (collectively the "Agreements"), copies of which were filed with the Company's Current Reports on Form 8-K filed on July 27, 2000 and on November 17, 2000. Proceeds of $4,727, net of placement agency and professional fees of $273, were received. Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company's stock falls below $2.28 per share. The Company has registered 5,341 shares of common stock of which 3,692 shares had been issued as of March 31, 2002.

        On July 25, 2001, the Company received demand letters from the Investors demanding liquidated damages upon default under the Agreements in the aggregate amount of $1,400 due to the Company's delisting from The Nasdaq SmallCap Market effective May 16, 2001, its failure to register and its failure to authorize additional securities. These three claims for liquidated damages have, through the passage of time, reached their contractual maximum of $3,000 ($1 million per incident) plus interest at a rate of 18% per annum or such lesser maximum amount that is permitted to be paid by applicable law, accruing daily until such liquidated damages, plus all interest thereon, are paid in full. To date, the events of default, as stated by the Investors, have not been remedied, nor has the demand for payment been satisfied by the Company. The Company does not currently have the capabilities to satisfy these demands and therefore will be incurring additional interest expense at the rate of 18% per annum on the unpaid liquidated damages.

        The Company will have to negotiate a significant reduction or waiver of such demands or the Company will not be able to satisfy its obligations and might, therefore, cease to continue as a going concern.

        On February 12, 2002, the Company received election notices from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062 shares of Common Stock. Harp Investors LLC notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 16,673 shares of Common Stock. Deephaven Private Placement Trading, Ltd. notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 48,389 shares of Common Stock. The total number of authorized shares of Common Stock is 40,000 as of March 31, 2002 and 30,624 shares of Common Stock are issued and outstanding. Thus, the Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock, therefore the Company has not issued any shares of Common Stock pursuant of these exercise notices. The Investors have confirmed that this request does not trigger any additional liquidating damages.

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

Significant Losses

        For the first six months of fiscal year 2002, the Company reported a net loss of $3,788. The Company reported total net losses of $6,759, $8,653, $13,103, $43,205 and $17,501 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively.

        The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful. A significant portion of the cumulative losses were caused by the funding of MatriDigm Corporation, and operations of the Company's former storage systems business, which was sold in July 1998. MatriDigm filed Chapter 7 bankruptcy in October 1999 so there were no additional fundings. The Company has subleased its Fremont, CA headquarters, and moved to substantially smaller and less costly premises.

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

Fluctuations in Quarterly Results and Lack of Predictability of Sales

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

FORTEL Stock Price Has Been Highly Volatile

        The price of FORTEL's common stock during the six-month period of fiscal year 2002 ranged from the low closing bid price of $0.06 to the high closing bid price of $0.14. During the fiscal year 2001, the price of the Company's common stock was volatile, ranging from the low closing bid price of $0.2031 to the high closing bid price of $1.03125.

        In December 2000 the Company was notified by NASDAQ that it no longer satisfied the minimum bid price requirement listing requirements. The Company was provided 90 calendar days, or until March 19, 2001, to regain compliance; however, the Company was unable to demonstrate compliance on or before March 19, 2001, and, therefore, was delisted from The NASDAQ SmallCap Market, effective May 16, 2001. The de-listing of the Company's common stock may materially and adversely affect the trading liquidity or the price of the Company's common stock.

Trading Restrictions and Reduced Liquidity May Adversely Affect FORTEL's Stock Price and the Ability to Trade Its Stock

        Following the delisting of FORTEL's common stock from The Nasdaq SmallCap Market effective May 16, 2001, its common stock is currently traded on the OTC Bulletin Board market. FORTEL's common stock may be subject to regulation as a "penny stock". The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on The Nasdaq SmallCap Market. If no other exception applies, the Company's common stock may become subject to the SEC's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer. As a result, holders of FORTEL's common stock may be unable to readily sell the stock they hold or may not be able to sell it at all.

Dependence on Key Personnel

        The Company's future performance depends significantly upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. Recently the Company's stock price has been volatile and, as such, many of the Company's employees hold options with exercise prices greater than the market price of the Company's Common Stock and, therefore, may not be an incentive to retain the services of these individuals. As a result, in October 2001, the Company's Board of Directors authorized the repricing of previously-granted options, reducing the original exercise prices when initially granted to $0.04 per share, which represented the market value on the date of repricing. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success depends on its continuing ability to retain highly qualified technical and management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified key technical and management personnel in the future.

Competition

        The market for eBusiness and internet performance management tools in which the Company's software products business competes is intensely competitive. Many of the companies with which the Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company. New companies will appear and may compete with certain of the Company's products and services. The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered. There can be no assurance that the Company's competitors or new companies will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements. The Company believes that it competes favorably in each of these areas.

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

        The Company expects that companies in its markets will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company has considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at March 31, 2002. A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

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

        The Company did not submit any matters to a vote of security holders during the second quarter of the fiscal year ending March 31, 2002.

Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)	Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEL INC.
Date: May 15, 2002	By:	/s/ ROMEO R. DIZON Romeo R. Dizon Acting Chief Financial Officer

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
(Amounts in thousands except per share data)
SIGNATURES