Form 10-Q
period 2002-06-30
FORTEL INC /CA/
filed 2002-08-14
CIK 731647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Registrant’s telephone number, including area code: (510) 440-9600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 8, 2002 was 30,624,087.

FORTEL INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

($000’s)

	June 30, 2002	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$324	$769
Accounts receivable, net	4,264	2,031
Other current assets	387	778
Total current assets	4,975	3,578

Fixed assets, net	289	515
Other assets, net	569	1,115
Total assets	$5,833	$5,208

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,779	$3,657
Accrued liabilities	6,973	5,022
Short-term debt	349	206
Deferred revenue	3,847	2,634
Total current liabilities	14,948	11,519

Deferred revenue - long-term	801	—
Total liabilities	15,749	11,519
Shareholders’ deficit:
Common stock	79,565	79,544
Accumulated deficit	(89,481)	(85,855)
Total shareholders’ deficit	(9,916)	(6,311)
Total liabilities and shareholders’ deficit	$5,833	$5,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Net product sales	$2,689	$1,631	$4,547	$5,907
Services and other	1,429	1,822	4,949	6,063
Net sales	4,118	3,453	9,496	11,970
Costs and expenses:
Cost of products sold	121	125	338	437
Cost of services and other	630	789	2,149	2,711
Research and development expenses	604	840	2,129	2,876
Selling, general and administrative expenses	2,396	3,309	7,753	11,085
Impairment of goodwill	—	945	—	945
Operating income (loss)	367	(2,555)	(2,873)	(6,084)

Other expense, net	205	36	638	129
Income (loss) before income taxes	162	(2,591)	(3,511)	(6,213)
Provision for income taxes	—	—	115	—
Net income (loss)	$162	$(2,591)	$(3,626)	$(6,213)

Basic income (loss) per share	$.01	$(.09)	$(.12)	$(.21)

Number of shares used in basic income (loss) per share calculations	30,624	30,226	30,603	29,791

Diluted income (loss) per share	$.01	$(.09)	$(.12)	$(.21)

Shares used in diluted income (loss) per share calculation	31,054	30,226	30,603	29,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s)

(unaudited)

	Nine Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(3,626)	$(6,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	945
Depreciation and amortization	885	1,342
Provision for doubtful accounts	26	131
Stock-based compensation to consultants	21	13
Change in operating assets and liabilities:
Increase in accounts receivable	(2,259)	(73)
Decrease in refundable income taxes	—	119
Decrease in other current assets	300	191
Increase in accounts payable	122	1,451
Increase (decrease) in accrued liabilities	1,951	(29)
Increase in deferred revenue	2,014	880
Net cash used in operating activities	(566)	(1,243)

Cash flows from investing activities:
Acquisition of fixed assets	(22)	(37)
Proceeds from disposal of fixed assets	—	44

Net cash (used in) provided by investing activities	(22)	7

	Nine Months Ended June 30,
	2002	2001

Cash flows from financing activities:
Proceeds from borrowings under factor line of credit	$1,760	$3,996
Repayment of borrowings under factor line of credit	(1,617)	(3,235)
Issuance of common stock	—	63
Net cash provided by financing activities	143	824
Net decrease in cash and cash equivalents	(445)	(412)
Cash and cash equivalents, beginning of period	769	889

Cash and cash equivalents, end of period	$324	$477

Supplemental cash flow information:
Interest paid	$42	$125

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTEL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Amounts in thousands except per share data)

1.             General

FORTEL Inc. (“FORTEL” or the “Company”) is an information technology company specializing in computer and systems optimization, data correlation and search technology.  FORTEL acquires, develops and markets eBusiness performance management solutions.  Product offerings include multi-platform performance analysis and automatic correlation software used to optimize performance in eBusiness infrastructure systems, and professional services for existing and new customers.  FORTEL’s SightLine and predecessor ViewPoint suites of software have been sold to customers in finance and banking, defense management, manufacturing, retail services and government.

2.             Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FORTEL Inc. and all wholly-owned domestic and foreign subsidiaries.  All material intercompany balances and transactions have been eliminated.  The interim condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2001.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

The Company’s condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidations of liabilities in the normal course of business.  The Company has incurred significant losses from operations for at least the past five fiscal years.  The Company also has significant payroll-related taxes that have not been paid to the appropriate tax authorities (see Note 5).  The Company continues to experience negative cash flows from operations and has been dependent on credit facilities to sustain its activities.  These significant losses and the low level of cash available do not currently enable the Company to satisfy all or substantially all of its obligations to third parties.  The Company is currently evaluating certain strategic alternatives which include implementing a cost savings program, selling the Company, and reorganizing the Company and seeking protection under the Federal Bankruptcy Code.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Certain amounts which were presented in the financial statements as of September 30, 2001, were reclassified to conform with current fiscal year financial statement presentation.

3.             Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities’”.  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The Company will adopt SFAS 146 during the second fiscal quarter ending March 31, 2003.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144

supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively.  The Company is currently assessing the impact of SFAS No. 144 on its consolidated results of operations and financial position.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective October 1, 2002.  The Company believes that the impact of SFAS No. 142 on the consolidated financial position and results of operations will not be material.

4.             Other Assets

Other assets consist of the following as of:

	June 30, 2002	September 30, 2001
Purchased technology	$2,588	$2,588
Deferred software implementation costs	351	351
Purchased software	550	550
Capitalized development projects	1,454	1,454
Other assets	257	166
Less: accumulated amortization	(4,631)	(3,994)
	$569	$1,115

5.             Significant Withholding and Payroll Tax Liabilities

Prior to June 30, 2002, the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,160 to the appropriate taxing authorities.  Currently, the Company does not have sufficient funds to satisfy these obligations.  The Company has estimated approximately $520 for penalties and interest on the unpaid payroll-related taxes as of June 30, 2002, out of which $128 relates to penalties and interest for the quarter ended June 30, 2002, resulting in an estimated total liability of $1,680 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes.  In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions.  The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds.  There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company.  Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern.  As of June 30, 2002, these significant payroll-related tax liabilities were included in accrued liabilities.

6.             Credit Facility

As of June 30, 2002, the Company had a $3,000 accounts receivable revolving line of credit.  Borrowings are based on 80% of certain eligible receivables which are aged 90 days or less.  The interest rate approximates 18% per annum calculated on the average daily balance outstanding.  Additionally, there is an administrative fee of 1/2 of one percent of each amount factored.  Advances against the revolving line of credit are subject to lender approval and are collateralized by a security interest in all of the Company’s assets including copyrights, trademarks and intellectual property.  The credit facility has no maturity; however, either party may terminate at any time.  The Company was in violation of a covenant whereby the Company’s liabilities must not exceed its total assets.  There were no sanctions posed on the Company as result of this violation, however, as a result of this violation, any and all future borrowings are subject to individual approvals before any advances of funds.  During the nine months ended June 30, 2002, the Company had borrowed approximately $1,760 and repaid approximately $1,617 under this credit facility.  At June 30, 2002, there were $149 borrowings outstanding against the accounts receivable revolving line of credit.

7.             Common Stock

Common stock activity for the period from October 1, 2001 through June 30, 2002 is as follows:

	Common Stock Shares	Common Stock Amount
Balance at September 30, 2001	30,387	$79,544
Issuance of common stock under repricing warrants agreement	234	—
Exercise of stock options	3	—
Stock-based compensation	—	21
Balance at June 30, 2002	30,624	$79,565

In July 2000, the Company, through a private placement, issued 2,192 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the “Investors”), in exchange for $5,000.  This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the “Agreements”).  Proceeds of $4,727, net of placement agency and professional fees of $273, were received.  Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company’s stock falls below $2.28 per share.  During the nine-month period ended June 30, 2002, the Company issued 234 shares of common stock in partial satisfaction of the repricing rights.  The Company has registered 5,341 shares of common stock of which 3,693 shares had been issued as of June 30, 2002.

On November 6, 2000, the Company entered into a letter agreement with the Investors to modify the Agreements to replace the redemption feature with specified liquidated damages as a remedy for certain breaches of and defaults under the Agreements. The modification of the Agreements gives the Investors the right to demand liquidating damages of up to $6,000 should certain events be breached by the Company.  On July 25, 2001, the Company received demand letters from the Investors demanding liquidated damages upon various defaults under the Agreements, all dated July 18, 2000 and as subsequently amended on November 6, 2000, in the aggregate amount of $1,400 due to (1) the Company’s delisting from The Nasdaq SmallCap Market effective May 16, 2001, (2) its failure to register additional securities and (3) its failure to authorize additional securities.  To date, the defaults have not been remedied, nor has the demand for payment been satisfied by the Company, and as such, based on the provisions of the Agreements as subsequently amended, the liquidated damages, as demanded, have increased to $3,000 as of June 30, 2002.  In addition, interest of approximately $521 has been accrued as of June 30, 2002 on the unpaid liquidated damages.  The unpaid liquidated damages and the related accrued interest thereon are recorded in accrued liabilities.  The Company does not currently have the capabilities to satisfy these demands and, therefore, will continue to incur interest charges at the rate of 18% per annum on the unpaid liquidated damages.

On February 12, 2002, the Company received election notices to exercise all 1,980 fully vested warrants from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062 shares of Common Stock.  Harp Investors LLC notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 16,673 shares of Common Stock in connection with their 507 fully vested and exercisable warrants.  Deephaven Private Placement Trading, Ltd. notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 48,389 shares of Common Stock in connection with their 1,473 fully vested and exercisable warrants.  The total number of authorized shares of Common Stock is 40,000 as of June 30, 2002 and 30,624 shares of Common Stock are issued and outstanding.  The Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock, therefore the Company has not issued any shares of Common Stock pursuant of these exercise notices.  If issued, these shares would increase our outstanding common stock by over 300%.  The Investors have confirmed that this request does not trigger any additional liquidating damages.

Repricing of Options

In October 2001, the Company’s Board of Directors authorized the repricing of options to purchase 859 shares of common stock to $0.04 per share, which represented the market value on the date of the repricing.  These options will be subject to variable plan accounting, as defined in FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", and the Company will remeasure the intrinsic value of the repriced options (the excess of fair market value over the exercise price), through the earlier of the date of exercise, cancellation or expiration, at each reporting date.  As of June 30, 2002, the Company has recognized a compensation expense of approximately $21 related to the repriced options.

8.             Earnings Per Share (“EPS”)

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows for the three and nine months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)

Numerator - Basic and Diluted EPS
Net income (loss)	$162	$(2,591)	$(3,626)	$(6,213)

Denominator - Basic EPS
Common stock outstanding	30,624	30,226	30,603	29,791
Basic income (loss) per share	$.01	$(.09)	$(.12)	$(.21)

Denominator - Diluted EPS
Denominator - Basic EPS	30,624	30,226	30,603	29,791
Effect of Dilutive Securities:
Common stock options	430	—	—	—
	31,054	30,226	30,603	29,791

Diluted income (loss) per share	$.01	$(.09)	$(.12)	$(.21)

The EPS calculation does not include any effect of the exercise note received on February 12, 2002 (See Note 7 for further discussion).  Since the underlying warrants are now expired there is also no effect on the diluted EPS calculation for the three months ended June 30, 2002.

For the three- and nine-month periods ended June 30, 2002, stock options to purchase 1,396 and 1,666 shares of common stock, respectively, and warrants to purchase 225 and 2,205 shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.  For the three- and nine-month periods ended June 30, 2001, stock options to purchase 3,232 and 3,066 shares of common stock, respectively, and warrants to purchase 2,210 and 2,210 shares of common stock, respectively, were not included in the computation of diluted EPS because of the anti-dilutive effect of including these shares in the calculation for both periods.

9.             Segment Information

The Company currently operates in one business segment.  The table below presents net sales by geographic area for the three- and nine-month periods ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
U.S.	$1,848	$1,733	$5,197	$6,669
Europe	2,205	1,580	4,003	5,051
Other	65	140	296	250
Total	$4,118	$3,453	$9,496	$11,970

The table below presents long-lived asset information by geographic area:

	June30, 2002	September 30, 2001
Long-lived assets:
U.S.	$582	$1,389
International	276	241
Total	$858	$1,630

10.           Related party transactions

During the fiscal year ended September 30, 2001, certain directors and officers of the Company made loans to the Company.  These loans bear interest at 18% per annum and are payable 90 days from receipt of the funds.  These loans were recorded as short-term debt.  To date, the Company is in default as there has been no payments made on the principal nor on the related interest.  As the note holders are officers and directors of the Company and are aware of the Company’s current financial condition, they have not made any demands for payment of such loans.  At June 30, 2002, included in short-term debt is $200 in amounts owing to such directors and officers.  Accrued interest on these loans of approximately $36 is included in accrued liabilities.

11.           Comprehensive income (loss)

Comprehensive income (loss), as defined, includes all charges in equity (net assets) during a period from non-owner sources.  There were no material differences between comprehensive income (loss) and and net income (loss) as reported for each of the periods presented in these condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands except per share data)

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”,

“seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  These risks and uncertainties include those described in “Risks Associated With FORTEL’s Business and Future Operating Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.  We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

References in this document to “FORTEL”, “we”, “our”, and “us” refer to FORTEL Inc., a California corporation, its predecessors, and each of its subsidiaries.

FORTEL and SightLine are trademarks of FORTEL Inc.  Zitel, Datametrics and ViewPoint are registered trademarks of FORTEL Inc.  All other service marks, trademarks and registered trademarks are the property of their respective holders.

Critical Accounting Policy

In preparing our consolidated financial statements, our critical accounting policy is revenue recognition.

We derive our revenue from primarily two sources (i) software licenses and (ii) services and support revenue which includes software license maintenance, training and consulting revenue.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We generally license our software products on a one-year time basis or on a perpetual basis.

We apply the provisions of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue

Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

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

Results of Operations

The Company recorded net income of $162 ($0.01 per share) for the fiscal 2002 third quarter, compared with a net loss of $2,591 ($0.09 per share) for the same quarter of the prior year.  For the nine-month period ended June 30, 2002, net loss was $3,626 ($.12 per share) compared with a net loss of $6,213 ($0.21 per share) for the same period a year earlier.

Total net sales for the current quarter were $4,118 versus total net sales of $3,453 for the same period a year earlier, an increase of $665 due to an increase in license sales.  For the nine-month period ended June 30, 2002, total net sales were $9,496 compared to total net sales of $11,970 for the same period a year earlier.  The decrease in net sales is primarily attributable to a decrease in license sales and a decrease in maintenance revenues.

Gross margin for the quarter ended June 30, 2002 was 82% of net sales compared to 74% of net sales for the same quarter of the prior year.  The increase in gross margin percentage is a result of higher license sales, which have higher gross margins.  For the nine months ended June 30, 2002 and June 30, 2001, gross margin was 74% of net sales.  The Company does not believe that the gross margins reported for the current quarter just ended are necessarily indicative of the gross margins to be expected in future quarters.  Gross margins may be affected by several factors, including the mix of products sold and price competition.

Research and development expenses for the quarter ended June 30, 2002 were 15% of net sales compared to 24% for the same quarter of the prior year.  For the nine months ended June 30, 2002, research and development expenses were 22% of net sales compared to 24% of net sales for the same period a year earlier.  Actual spending decreased $236 and $747 for the quarter and nine-month period, respectively, from prior year periods.  The result is primarily attributable to a decrease in headcount and related expenses.

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2002 were 58% of net sales versus 96% of net sales for the same period a year earlier.  Actual spending decreased $913 from the prior year period.  For the nine months ended June 30, 2002, SG&A expenses were 82% of net sales compared to 93% of net sales for the same period a year earlier.  Actual spending decreased $3,332 from the prior year period.  The decreased spending in both periods is primarily attributable to a reduction in marketing and sales personnel.  In addition, in the quarter ended June 30, 2001, included in SG&A was a charge of approximately $220 related to the reduction in workforce.

Other expense was $205 for the quarter just ended versus $36 in the same quarter of the prior year.  For the nine-month period ended June 30, 2002, other expense were $638 versus $129 for the same period a year earlier.  Other expense consisted primarily of interest expense.  The increase in other expense in both periods is primarily attributable to the interest accrued on the unpaid liquidated damages to the private placement investors.

Liquidity and Capital Resources

Since fiscal year 1997, in addition to the working capital provided by product sales, the Company has augmented its cash needs to finance operations primarily through the issuance of convertible subordinated notes, the private sale of common stock and proceeds from borrowings against the accounts receivable revolving line of credit.

During the nine-month periods ended June 30, 2002 and 2001, working capital decreased $2,032 and $3,843, respectively.  Cash flows used in operating activities were $566 for the nine months ended June 30, 2002 and cash flows used in operating activities were $1,243 for the same period a year earlier.  For the nine months ended June 30, 2002, the utilization of cash in operating activities resulted primarily from a net loss of $3,626 and an increase in accounts receivable of $2,259, offset by an increase in deferred revenue of $2,014, an increase in accounts payable and accrued liabilities of $2,073, a decrease in other current assets of $300 and depreciation and amortization charges of $885.

For the nine-month period ended June 30, 2002, net cash used in investing activities was $22 for the acquisition of fixed assets.  During the nine-month period ended June 30, 2001, net cash provided by investing activities of $7 was comprised of disposal of fixed assets of $44 and purchase of fixed assets of $37.

For the nine-month period ended June 30, 2002, net cash provided by financing activities was $143, consisting primarily of $1,760 in proceeds from borrowings, offset with the repayment of such borrowings of $1,617.  For the nine-month period ended June 30, 2001, net cash provided by financing activities was $824, comprised of $3,996 from borrowings, $63 from the sale of stock under the Company’s employee stock purchase plan offset by repayment of borrowings of $3,235.

FORTEL cannot assure that it will have access to sufficient funds to meet its operating needs, which will likely limit the ability to continue as a going concern.  There exist uncertainties as to the Company’s ability to continue as a going concern.  FORTEL’s independent certified public accountants have included an explanatory paragraph to this effect in their audit report on Form 10-K/A with respect to the Company’s consolidated financial statements for the fiscal year ended September 30, 2001.  Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could deplete the available cash.  Further, should some of the Company’s creditors demand immediate payment, in particular payment of liquidated damages, FORTEL would not be in a position to satisfy theses demands.  FORTEL needs to find additional funding to finance its operations.  If the Company does not realize significant additional revenue or raise additional debt or equity financing or is not able to renegotiate or obtain a waiver for the demand for liquidated damages, the Company will be unable to continue as a going concern.

The Company currently plans to maintain its revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations.  However, until that stage is reached, the Company will continue to use its current cash on hand, working capital, and utilize the available accounts receivable line of credit.

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

In the event that the Company is unable to increase revenue levels or financing is unavailable, management will evaluate certain strategic alternatives which include implementing a cost savings program, selling the Company, and reorganizing the Company and seeking protection under the Federal Bankruptcy Code.  If the Company is the subject of bankruptcy proceedings, it may be forced to reorganize or possibly dissolve, and its stockholders may not receive any proceeds upon liquidation.  There can be no assurance that any of these actions will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company’s business and results of operations.

Prior to June 30, 2002, the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,160 to the appropriate taxing authorities.  Currently, the Company does not have sufficient funds to satisfy these obligations.  The Company has estimated approximately $520 for penalties and interest on the unpaid payroll-related taxes as of June 30, 2002, resulting in an estimated total liability of $1,680 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes.  In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions.  The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds.  There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company.  Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern.

In July 2000, the Company, through a private placement, issued 2,192 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the “Investors”), in exchange for $5,000.  This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants (collectively the “Agreements”).  Proceeds of $4,727, net of placement agency and professional fees of $273, were received.  Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company’s stock falls below $2.28 per share.  During the nine-month period ended June 30, 2002, the Company issued 234 shares of common stock in partial satisfaction of the repricing rights.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities’”.  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The Company will adopt SFAS 146 during the second fiscal quarter ending March 31, 2003.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively.  The Company is currently assessing the impact of SFAS No. 144 on its consolidated results of operations and financial position.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective October 1, 2002.  The Company believes that the impact of SFAS No. 142 on the consolidated financial position and results of operations will not be material.

Risks Associated with FORTEL’s Business and Future Operating Results (Amounts in thousands except per share data)

FORTEL May Seek Protection Or FORTEL’s Creditors May Seek Involuntary Proceedings Against Us Under the Federal Bankruptcy Code

FORTEL may in the future elect to seek protection under Chapter 11 or Chapter 7 of the Federal Bankruptcy Code.  Additionally, the Company is subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against the Company.  If the Company files for Chapter 11 or Chapter 7 bankruptcy protection or if involuntary proceedings are commenced against the Company by its creditors, its creditors or other parties in interest may be permitted to propose their own plan, and the Company could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan.  This could lead to the Company’s inability to emerge from a Chapter 11 filing.  Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against FORTEL, the Company’s creditors could seek FORTEL’s liquidation.  If a plan were consummated or if the Company were liquidated, it would almost certainly result in its creditors receiving less than 100% of the face value of their claims, and in the claims of its equity holders being cancelled in whole.  Even if FORTEL does propose a plan and it is accepted, the Company is unable to predict at this time what treatment would be accorded under any such plan to Company indebtedness, licenses, transfer of goods and services and other intercompany arrangements, transactions and relationships.  In addition, during any bankruptcy or similar proceeding, the Company would need court approval to take many actions out of the ordinary course, which could result in its inability to manage the normal operations of the Company and which would cause the Company to incur additional costs associated with the bankruptcy process.

FORTEL cannot assure that it will have access to sufficient funds to meet its operating needs, which will likely limit the ability to continue as a going concern.  There exist uncertainties as to the Company’s ability to continue as a going concern.  FORTEL’s independent certified public accountants have included an explanatory paragraph to this effect in their audit report on Form 10-K/A with respect to the Company’s consolidated financial statements for the fiscal year ended September 30, 2001.  Any significant increase in capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could deplete the available cash.  Further, should some of the Company’s creditors demand immediate payment, in particular payment of liquidated damages, FORTEL would not be in a position to satisfy theses demands.  FORTEL needs to find additional funding to finance its operations.  If the Company does not realize significant additional revenue or raise additional debt or equity financing or is not able to renegotiate or obtain a waiver for the demand for liquidated damages, the Company will be unable to continue as a going concern.  If the Company is the subject of bankruptcy proceedings, it may be forced to reorganize or possibly dissolve, and its stockholders may not receive any proceeds upon liquidation.

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

Significant Withholding and Payroll Tax Liabilities

Prior to June 30, 2002, the Company has failed to file and pay certain required state and federal payroll and withholding taxes of approximately $1,160 to the appropriate taxing authorities.  Currently, the Company does not have sufficient funds to satisfy these obligations.  The Company has recorded an estimate for penalties and interest on the unpaid payroll-related taxes in the amount of $520.  As of June 30, 2002, an estimated total liability of $1,680 for payroll and withholding taxes and penalties and interest on the unpaid payroll-related taxes, is recorded in accrued liabilities.  In addition, the Company, its officers, certain employees and directors might be subject to civil and criminal enforcement actions.  The Company intends to negotiate and establish a payment plan with the taxing authorities and to pay such taxes, penalties and interests as soon as it receives sufficient funds.  There can be no assurance that such a payment plan will be accepted by the taxing authorities or that any plan proposed by the taxing authorities will be financially feasible for the Company.  Should the Company be unable to negotiate a feasible payment plan allowing the Company to pay these liabilities, the Company would be unable to satisfy such obligations, in which case the Company would cease as a going concern.

Significant Default Liabilities for Liquidated Damages and Liability for Issuance of Repricing Warrants to Private Investors Seriously Threaten the Company as a Going Concern

On July 18, 2000, the Company, through a private placement, issued 2,191 shares of common stock to two institutional investors, Deephaven Private Placement Trading Ltd. and Harp Investors LLC (the “Investors”), in exchange for $5,000.  This private placement was pursuant to the Securities Purchase Agreement, Registration Rights Agreement and Repricing Warrants and as subsequently amended by Letter Agreement on November 6, 2000 (collectively the “Agreements”), copies of which were filed with the Company’s Current Reports on Form 8-K filed on July 27, 2000 and on November 17, 2000.  Proceeds of $4,727, net of placement agency and professional fees of $273, were received.  Pursuant to the terms of the Agreements, the Investors have the right to demand additional warrants to purchase shares of common stock from the Company in the event the market price of the Company’s stock falls below $2.28 per share.  The Company has registered 5,341 shares of common stock of which 3,692 shares had been issued as of June 30, 2002.

On July 25, 2001, the Company received demand letters from the Investors demanding liquidated damages upon default under the Agreements in the aggregate amount of $1,400 due to the Company’s delisting from The Nasdaq SmallCap Market effective May 16, 2001, its failure to register and its failure to authorize additional securities.  These three claims for liquidated damages have, through the passage of time, reached their contractual maximum of $3,000 ($1 million per incident) plus interest at a rate of 18% per annum or such lesser maximum amount that is permitted to be paid by applicable law, accruing daily until such liquidated damages, plus all interest thereon, are paid in full.  To date, the events of default, as stated by the Investors, have not been remedied, nor has the demand for payment been satisfied by the Company.  The Company does not currently have the capabilities to satisfy these demands and therefore will be incurring additional interest expense at the rate of 18% per annum on the unpaid liquidated damages.

The Company will have to negotiate a significant reduction or waiver of such demands or the Company will not be able to satisfy its obligations and might, therefore, cease to continue as a going concern.

On February 12, 2002, the Company received election notices from the Investors with respect to the exercise of Repricing Warrants for an aggregate of 65,062 shares of Common Stock.  Harp Investors LLC notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 16,673 shares of Common Stock.  Deephaven Private Placement Trading, Ltd. notified FORTEL of its exercise notice and demanded the issuance of a stock certificate for 48,389 shares of Common Stock.  The total number of authorized shares of Common Stock is 40,000 as of June 30, 2002 and 30,624 shares of Common Stock are issued and outstanding.  Thus, the Company is not in a position to fully satisfy these exercise requests as the number of shares demanded exceeds the number of authorized and unissued shares of Common Stock, therefore the Company has not issued any shares of Common Stock pursuant of these exercise notices.  If issued, these shares would increase our outstanding common stock by over 300%.  The Investors have confirmed that this request does not trigger any additional liquidating damages.

Should the Company elect to seek the required shareholder approval to authorize additional shares of Common Stock sufficient to satisfy the demands made by the Investors, in full or in part, it appears questionable whether the Company will be able to obtain such shareholder approval in light of the Company’s failure at the 2001 Annual Meeting to obtain shareholder approval for a proposed amendment of the 2000 Equity Incentive Plan.

In addition, FORTEL might not have an effective registration statement in place to allow for the resale of all the shares requested by the Investors.  Furthermore, FORTEL’s failure to timely file its annual report on Form 10-K might have caused the failure to provide for a continuously effective registration statement for the resale of shares held or to be received by the Investors, as required under the Registration Rights Agreement, dated July 18, 2000, which might lead to additional claims for liquidated damages.

Significant Losses

For the first nine months of fiscal year 2002, the Company reported a net loss of $3,626.  The Company reported total net losses of $6,759, $8,653, $13,103, $43,205 and $17,501 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively.

The Company has taken a number of steps to attempt to return to profitability, although there is no assurance that it will be successful.  A significant portion of the cumulative losses were caused by the funding of MatriDigm Corporation, and operations of the Company’s former storage systems business, which was sold in July 1998.  MatriDigm filed Chapter 7 bankruptcy in October 1999 so there were no additional fundings.  The Company has subleased its Fremont, CA headquarters, and moved to substantially smaller and less costly premises.

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

Fluctuations in Quarterly Results and Lack of Predictability of Sales

A material portion of our revenues has been derived from large orders, as major customers deployed FORTEL’s products.  Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results.  Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls.  This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on FORTEL’s operating results.  A large number of technology companies, particularly software companies that, like FORTEL, sell

e–commerce related software solutions, have recently announced that these conditions have adversely affected their financial results.  Additionally, the Company’s operating expenses are based in part on its expectations for future revenues and are difficult to adjust in the short term.  Any revenue shortfall below FORTEL’s expectations could have an immediate and significant adverse effect on the Company’s results of operations.

FORTEL’s quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including:

•                  The level of competition, the size, timing, cancellation or rescheduling of significant orders;

•                  Market acceptance of new products and product enhancements;

•                  New product announcements or introductions by FORTEL’s competitors;

•                  Deferrals of customer orders in anticipation of new products or product enhancements;

•                  Changes in pricing by FORTEL or its competitors;

•                  The ability of FORTEL to develop, introduce and market new products and product enhancements on a timely basis;

•                  FORTEL’s success in expanding its sales and marketing programs;

•                  Technological changes in the market for FORTEL’s products;

•                  Product mix and the mix of sales among FORTEL’s sales channels;

•                  Levels of expenditures on research and development;

•                  Changes in FORTEL’s strategy; personnel changes; and,

•                  General economic trends and other factors.

Due to all of the foregoing factors, FORTEL believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.  It is possible that in some future quarter the Company’s operating results may be below the expectations of public market analysts and investors.

FORTEL Stock Price Has Been Highly Volatile

The price of FORTEL’s common stock during the nine-month period of fiscal year 2002 ranged from the low closing bid price of $0.06 to the high closing bid price of $0.14.  During the fiscal year 2001, the price of the Company’s common stock was volatile, ranging from the low closing bid price of $0.2031 to the high closing bid price of $1.03125.

In December 2000, the Company was notified by Nasdaq that it no longer satisfied the minimum bid price requirement listing requirements.  The Company was provided 90 calendar days, or until March 19, 2001, to regain compliance; however, the Company was unable to demonstrate compliance on or before March 19, 2001, and, therefore, was delisted from The Nasdaq SmallCap Market, effective May 16, 2001.  The de-listing of the Company’s common stock may materially and adversely affect the trading liquidity or the price of the Company’s common stock.

Trading Restrictions and Reduced Liquidity May Adversely Affect FORTEL’s Stock Price and the Ability to Trade Its Stock

Following the delisting of FORTEL’s common stock from The Nasdaq SmallCap Market effective May 16, 2001, its common stock is currently traded on the OTC Bulletin Board market.  FORTEL’s common stock may be subject to regulation as a “penny stock”.  The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on The Nasdaq SmallCap Market.  If no other exception applies, the Company’s common stock may become subject to the SEC’s Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.  Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule.  Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.  As a result, holders of FORTEL’s common stock may be unable to readily sell the stock they hold or may not be able to sell it at all.

Dependence on Key Personnel

The Company’s future performance depends significantly upon the continued service of its key technical and senior management personnel.  The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees.  Recently, the Company’s stock price has been volatile and, as such, many of the Company’s employees hold options with exercise prices greater than the market price of the Company’s Common Stock and, therefore, may not be an incentive to retain the services of these individuals.  As a result, in October 2001, the Company’s Board of Directors authorized the repricing of previously-granted options, reducing the original exercise prices when initially granted to $0.04 per share, which represented the market value on the date of repricing.  The loss of the services of one or more of the Company’s officers or other key employees could have a material adverse effect on the Company’s business, operating results and financial condition.  The Company’s future success depends on its continuing ability to retain highly qualified technical and management personnel.  Competition for such personnel is intense and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate and retain other highly qualified key technical and management personnel in the future.

Competition

The market for eBusiness and internet performance management tools in which the Company’s software products business competes is intensely competitive.  Many of the companies with which the Company competes, such as Computer Associates International, Inc., Hewlett-Packard Company, and BMC Software, Inc. have substantially larger installed bases and greater financial resources than the Company.  New companies will appear and may compete with certain of the Company’s products and services.  The Company believes the important considerations for software customers are ease of use, automated functionality, product reliability, quality and price, as well as complementary services offered.  There can be no assurance that the Company’s competitors or new companies will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.  The Company believes that it competes favorably in each of these areas.

Dependence on New Products; Rapid Technological Change

The markets in which the Company operates are characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  The introduction of products embodying new technologies and/or the emergence of new industry standards could render the Company’s existing products and services obsolete and unmarketable.  The Company’s future success will depend upon its ability to develop and to introduce new products and services on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.  There can be no assurance that the Company will be successful in developing and marketing products or services that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or services, or that its new products or services will adequately meet the requirements of the marketplace and achieve market acceptance.  If the Company is unable, for technological or other reasons, to develop and introduce new products or services in a timely manner in response to changing market conditions or customer requirements, the Company’s business, operating results and financial condition will be materially and adversely affected.

Dependence on Proprietary Technology

The Company’s success depends significantly upon its proprietary technology.  The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights.  The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.  The Company has registered its FORTEL and SightLine trademarks and will continue to evaluate the registration of additional trademarks as appropriate.  The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers.  The Company currently holds a United States patent on one of its software technologies.  There can be no assurance that this patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company’s ability to do business.  The Company believes that the rapidly changing technology in the computer industry makes the Company’s success depend more on the technical competence and creative skills of its personnel than on patents.

There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect the Company’s proprietary technology.  The Company has not received significant claims that it is infringing third parties’ intellectual property rights, but there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights.

The Company expects that companies in its markets will increasingly be subject to infringement claims as the number of products and competitors in the Company’s target markets grows.  Any such claims or litigation may be time consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company’s business, operating results or financial condition.  Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary.  There can be no assurance that the Company’s means of protecting its proprietary rights will be adequate or that the Company’s competitors will not independently develop similar technology, duplicate the Company’s products or design around patents issued to the Company or other intellectual property rights of the Company.

Product Liability

The Company’s agreements with its customers typically contain provisions intended to limit the Company’s exposure to potential product liability claims.  It is possible that the limitation of liability provisions contained in the Company’s agreements may not be effective.  Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims.  A successful product liability claim against the Company could have a material adverse effect on the Company’s business, operating results and financial condition.

International Sales and Operations

Sales to customers outside the United States have accounted for significant portions of the Company’s net sales.  The Company currently has offices in and is operating in the United Kingdom, The Netherlands, Switzerland, Germany, and France.  International sales pose certain risks not faced by companies that limit themselves to domestic sales.  Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company’s products less price competitive.  International sales could be adversely affected by factors beyond the Company’s control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions.  The laws of some countries do not protect the Company’s intellectual property rights to the same extent as the laws of the United States.  The Company does not believe these additional risks are significant in the United Kingdom, The Netherlands, Germany, France or in Switzerland.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”.  The Company had no holdings of derivative financial or commodity instruments at June 30, 2002.  A review of other financial instruments and risk exposures at that date revealed the Company did not have exposure to interest rate risk.

The Company sells it products worldwide.  Consequently, the financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Because a major portion of the Company’s revenue is currently denominated in U.S. Dollars, a strengthening of the dollar could make the Company’s products less competitive in foreign markets.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

CEO and CFO Certification

(b)        Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEL INC.

Date: August 14, 2002	By	/s/ Romeo R. Dizon
Romeo R. Dizon
Chief Accounting Officer and Acting Chief Financial Officer